Form 10-Q
period 2010-06-30
Clavis Technologies International Co., Ltd.
filed 2010-08-20
CIK 1482550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54055

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
(Exact name of registrant as specified in its charter)

NEVADA	27-1505309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#1564-1, Seojin Bldg., 3rd Floor, Seocho3-Dong, Seocho-Gu, Seoul, Korea 137-874
(Address of principal executive offices)

(011) 82-2-3471-9340
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   [   ]No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of August 19, 2010, the registrant had 62,375,200 shares of common stock, $0.001 par value, outstanding.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	21
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 - Defaults Upon Senior Securities	21
Item 4 - Removed and Reserved	21
Item 5 - Other Information	21
Item 6 - Exhibits	21

SIGNATURES	22

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2010	December 31, 2009 (1)
CURRENT ASSETS
Cash and cash equivalents	$4,151	$17,401
Inventory	2,823	-
Capitalized costs on contracts (Note 2)	40,899	-
Prepaid expenses and other assets	12,122	44,199
Total Current Assets	59,995	61,600

Property and equipment, net (Note 3)	4,579	8,789
Security deposits	24,631	43,296
Restricted cash	396,514	420,001

TOTAL ASSETS	$485,719	$533,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings (Note 5)	$543,181	$574,693
Accounts payable	404,728	293,106
Related party loans payable (Note 6)	277,810	84,865
Grant refund payable (Note 7)	390,033	-
Advance payments on contracts	-	361,927
Accrued severance benefit (Note 8)	103,519	140,301
Other current liabilities	11,635	57,676
Total Current Liabilities	1,730,906	1,512,568

Technical fee payable	308,001	–

TOTAL LIABILITIES	2,038,907	1,512,568

COMMITMENTS (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	–	–

Common stock, $0.001 par value; 100,000,000 shares authorized;
62,375,200 and 61,356,400 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	62,375	61,356
Additional paid-in capital	1,554,732	1,550,317
Accumulated other comprehensive income	201,601	130,396
Accumulated deficit	(3,371,896)	(2,720,951)
Total Stockholders' Deficit	(1,553,188)	(978,882)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$485,719	$533,686

(1)	Derived from audited financial statements included in the registration statement, SEC File No. 333-164589, filed with the Securities and Exchange Commission.

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

NET REVENUES	$20,986	$130,222	$70,869	$314,228

COST OF REVENUES	5,740	73,775	59,189	154,267

GROSS PROFITS	15,246	56,447	11,680	159,961

OPERATING EXPENSES
Research and development	61,805	72,744	129,961	73,681
Selling, general and administrative expenses	78,620	56,089	194,005	105,110
Technical fees	308,001	–	308,001	–
Total expenses	448,426	128,833	631,967	178,791

LOSS FROM OPERATIONS	(433,180)	(72,386)	(620,287)	(18,830)

OTHER INCOME (EXPENSES)
Interest expense, net	(17,374)	(9,301)	(30,451)	(18,220)
Other income (expense), net	(178)	19,399	(207)	19,486
	(17,552)	10,098	(30,658)	1,266

LOSS BEFORE INCOME TAXES PROVISION	(450,732)	(62,288)	(650,945)	(17,564)

Income tax provision	–	–	–	–

NET LOSS	$(450,732)	$(62,288)	$(650,945)	$(17,564)

LOSS PER SHARE - basic and diluted	$(0.01)	$(0.31)	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCKS OUTSTANDING - basic and diluted	62,109,702	201,000	62,109,702	201,000

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(650,945)	$(17,564)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,634	23,587
Technical fees	308,001	–
Severance expense	12,950	11,369

Change in assets and liabilities (net of acquisition):
Inventory	(2,990)	–
Prepaid expenses and other assets	49,094	(9,120)
Restricted cash	1,245	348,443
Accounts payable	134,715	(166,076)
Advance payments on contracts	50,465	(265,270)
Accrued liabilities and other liabilities	(45,518)	(3,332)
Deferred revenue	(43,318)	–
Accrued severance payable	(44,012)	–
Net Cash Used in Operating Activities	(226,679)	(77,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	88,880	59,476
Payments on short-term borrowings	(1,071)	–
Advances from stockholders	135,221	13,382
Repayments to stockholders	(12,758)	(71,546)
Proceeds from common stock subscribed	–	156,833
Proceed from issuance of common stock, net	5,434	–
Net Cash Provided by Financing Activities	215,706	158,145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,973)	80,182

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(2,277)	(4,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,401	19,309

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,151	$95,093

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid Interest	$31,080	$21,047

NON-CASH TRANSACTION
Installment payment arrangement of technical fees	$308,001	$–

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clavis Technologies International Co., Ltd. (the “Company") has been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), necessary to state fairly the financial information included herein.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported in the financial statements and accompanying notes. Actual results may differ materially from these estimates.  In addition, any changes in these estimates or their related assumptions could have a materially adverse effect on the Company's financial condition and results of operating.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, using the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included in the stockholders’ equity (deficit) as a separate component of comprehensive income (loss).

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s registration statement on Form S-1, SEC File No. 333-164589.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $3.37 million and a working capital deficit of approximately $1.67 million at June 30, 2010.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its product and attain profitable operations. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.  Although the Company plans to pursue additional equity financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Restricted Cash

The Company classifies restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company recognizes revenue from sale of RFID hardware and software under the completed contract method accounted for as one element. For the hardware component of the integrated unit, the company has no significant obligations after product shipment other than its standard manufacturing warranty.

Revenue from maintenance and technical support services are recognized as service is rendered and billed each month under a short-term service agreement.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $3,371,896 and a working capital deficit of approximately $1670,911 at June 30, 2010.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its product and attain profitable operations. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company. Although the Company plans to pursue additional equity financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in the accompanying financial statements beginning with the first quarter ended March 31, 2010.  Additionally, the Company does not expect the adoption of this standard’s Level 3 reconciliation disclosures to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  Removal of the disclosure requirement did not affect the nature or timing of the Company’s subsequent event evaluations.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Note 2 – CAPITALIZED COSTS ON CONTRACTS

The Company capitalized costs related to in-process customer contracts not yet completed or delivered.  Those capitalized costs are recognized as cost of goods sold when revenue is realized according to company’s revenue recognition criteria.  As of June 30, 2010, total capitalize cost was $40,899.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Equipment	$92,024	$97,186
Computer software	1,308	2,759
Furniture and fixture	8,928	9,428
Automobile	655	691
	102,915	110,064
Accumulated depreciation	(98,336)	(101,275)

Net property and equipment	$4,579	$8,789

Depreciation expense for the six months ended June 30, 2010 and 2009 was $3,634 and $23,587, respectively.

Note 4 - FAIR VALUE MEASUREMENTS

The Company believes that the fair values of current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$4,151	$4,151	$17,401	$17,401

Financial liabilities:
Accounts payable	$404,728	$404,728	$293,106	$293,106
Accrued severance benefit	103,519	103,519	140,301	140,301
Short-term borrowings	543,181	543,181	574,693	574,693

The fair values of the financial instruments shown in the above table as of June 30, 2010 and December 31, 2009 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - SHORT-TERM BORROWINGS

The Company has an operating line of credit of $40,915 (₩50,000,000) with interest at the lender’s prime (5.87% and 5.96% as of June 30, 2010 and December 31, 2009, respectively) plus 2.53%. This credit line matures on June 24, 2011 and is guaranteed by Korea Credit Guarantee Fund.  Amount outstanding as of June 30, 2010 and December 31, 2009 was $32,732 (₩40,000,000) and $34,568 (₩40,000,000), respectively.

The Company has bank loans of $330,425 (₩403,800,000) and $350,001 (₩405,000,000) as of June 30, 2010 and December 31, 2009, respectively, collateralized by cash deposits in bank. The interest rates range at the lender’s prime (2.45% and 2.79% as of June 30, 2010 and December 31, 2009, respectively) plus 3.48% to 4.02%. These loans mature between December 2010 and April 2011.

As of June 30, 2010 and December 31, 2009, the Company has borrowing outstanding in the amount of $81,829 (₩100,000,000) and $86,420 (₩100,000,000), respectively, from an unrelated party bearing interest at 14.0% and maturing on November 30, 2010.

The Company borrowed from unrelated parties at 12.0% interest and with maturity in October 2010. As of June 30, 2010 and December 31, 2009, the amount outstanding was $98,195 (₩120,000,000) and $103,704 (₩120,000,000), respectively.

Note 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company advances funds needed for working capital from the Company’s directors and stockholders. The advances are due on demand and borrowing outstanding was $195,981 (₩239,500,753) and $84,865 (₩98,200,753) as of June 30, 2010 and December 31, 2009, respectively.

The Company has related party loan in the aggregate amount of $81,829 (₩100,000,000) bearing interest at 12.0% interest per annum which matures from July 2011 to September 2011.

 Note 7 - GRANT REFUND PAYABLE

The Company secured Industry Development Contracts (the “Contracts”) from Korea Global ID Corporation (“KGIC”), a corporation controlled by the Korean government. These contracts aim to develop wireless recognition software and middleware technology.

During the second quarter ended June 30, 2010, the contracts with KGIC were completed and a final report was submitted to KGIC.  Upon the review of the final report by KGIC, a refund amount was determined and the Company reclassified this refundable portion from “advance payment on contracts” to “grant refund payable”.  As of June 30, 2010, such refundable grant was $390,033.

The Company reserved $396,514 and $420,001 at June 30, 2010 and December 31, 2009, respectively, in the form of a restricted cash to cover the refundable grant described above.

Upon completion of the contracts with KGIC during the quarter ended June 30, 2010, the Company is obligated to remit technical fees assessed by a government agency for general use of the technical knowledge obtained during the performance of the projects.  Total amount of the technical fees assessed is $308,001 and the agency has agreed that the Company pays the amount over five annual installments beginning in July 2010.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - ACCRUED SEVERANCE BENEFIT

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefit at June 30, 2010 and December 31, 2009, was $103,519 and $140,301, respectively.

 Note 9 - COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss	$(450,732)	$(62,288)	$(650,945)	$(17,564)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	97,518	(83,080)	71,205	9,945

Total comprehensive loss	$(353,214)	$(145,368)	$(579,740)	$(7,619)

Note 10 – LOSS PER SHARE

The following reconciles the numerators and denominators of the basic and diluted per share computation for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Numerator for basic and diluted earning (loss) per share:
Net loss	$(450,732)	$(62,288)	$(650,945)	$(17,564)

Denominator:
Basic and diluted weighted average shares outstanding	62,109,702	201,000	62,109,702	201,000

Basic and diluted loss per share	$(0.01)	$(0.31)	$(0.02)	$(0.09)

Note 11 - INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FASB ASC 740-10.

Corporate income tax rates applicable to the Korean subsidiary in 2010 and 2009 were 16.5% of the first 100 million Korean Won ($78,800) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiary can be carried forward five years to offset future taxable income.  The U.S. tax losses can be carried forward for 20 years to offset future taxable income. The Company has accumulated net operating loss of approximately $1,818,000 and $35,000 in its Korea and U.S. operations, respectively.  The utilization of the Korean losses expires in years 2010 to 2013 and the U.S. losses expire in year 2029.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiary.  It is the Company’s intention that such undistributed earnings be permanently reinvested offshore.

The Company has deferred income tax assets as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Deferred income tax assets
Net operating loss carryforwards	$28,500	$12,000
	28,500	12,000
Valuation allowance	(28,500)	(12,000)
	$-	$-

Management determined that it is more likely than not that the deferred tax assets will not be realized through the reduction of future income tax payments, and accordingly, a full valuation allowance has been recorded for the deferred income tax assets.

Note 12 - COMMITMENT

The Company is committed to lease obligations for its offices which expire January 30, 2011. Rental expenses incurred for the six months ended June 30, 2010 and 2009 were approximately $32,600 and $20,520, respectively.

Future minimum annual payments under the lease are as follows for the years ended December 31:

2010	$32,897
2011	$3,625

Note 13 - CONCENTRATION AND UNCERTAINTY

 Concentration in Customer

For the three months ended June 30, 2010 and 2009, one customer accounted for 100% and 46% of sales.  For the six months ended June 30, 2010 and 2009, one customer accounted for 51% and 47% of sales.

Operation in Foreign Country

Substantially, all of the Company’s operations are in Republic of Korea. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the country in which the Company operates. Among other risks, the Company’s operations are subject to the risks of political conditions and governmental regulations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

Forward Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including:  (a) our ability to retain and add qualified personnel with the proper tax and IRS experience and business acumen, (b) our ability to execute our business plan, (c) our ability to successfully compete against numerous competitors, some of whom are larger and better financed than us, (d) the amount and timing of operating costs and capital expenditures relating to the expansion of our business, (e) the implementation of our marketing programs and (f) general economic conditions specific to our industry.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries.

Overview

Clavis Technologies International Co., Ltd., a Nevada corporation (“the Company”), was incorporated in Nevada on September 10, 2009.  On December 1, 2009, the Company entered into a definitive Share Exchange Agreement with Clavis Technologies Co., Ltd., a Korean corporation (“Clavis Technologies” or “Clavis Korea”), and the shareholders of Clavis Korea.  Pursuant to the agreement, the Company acquired 100% of the issued and outstanding capital stock of Clavis Korea in exchange for 45,000,000 shares of the Company’s common stock, representing approximately 75% of the issued and outstanding stock of the Company.  Clavis Korea was incorporated under the laws of Republic of Korea on January 28, 2003. Clavis Korea is located in Seoul, Korea, and has been engaged in the development of global Electronic Product Code (EPC) network software. The Company’s goal is to be a global player in ubiquitous computing solutions using its proprietary Radio Frequency Identification (“RFID”) middleware which is based on the Electronic Product Code Network and mobile financial solutions.

Clavis Technologies has been providing RFID-enabled solutions, including business processes, based on the EPCglobal standards to various industrial markets as a vendor of RFID technology since 2003. As Clavis Technologies combines its products, expertise, partnerships and integration capability into solutions for a wide range of device computing applications, Clavis Technologies enables its clients to tap into the wealth of data captured by networked devices such as RFID readers or handheld devices to extend the quality of valuable information to any device where companies or their customers need.

Historically, Clavis Technologies has concentrated on the RFID business as a provider that sold only RFID middleware. As the RFID market has experienced significant growth recently, Clavis Technologies has launched its framework-based product packages, which has been developed since 2003, including added-value RFID applications that can be customized for a broad range of industries.

Currently, our results are heavily dependent upon sales to the retail, financial and business to business markets. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.  For the year ended December 31, 2009, the three largest customers accounted for 66% of sales and for the year ended December 31, 2008, the two largest customers accounted for 70% of sales.  In 2008 Asiana IDT, Inc. (42.19%) and KTNetworks (27.63%) accounted for approximately 70% of sales.  In 2009 Korea Pallet Pool Co., Ltd. (35.28%), The Korean Ministry of Unification (15.2%) and KTNetworks (15.44%) accounted for approximately 66% of sales.   For the three and six months ended June 30, 2010, one customer, The Korean Ministry of Unification, accounted for 100% and 51% of sales, respectively.

Partnerships with clients like KT Networks and Korea Pallet Pool have been mainstays of our business.  In the past year KT Networks has been asked to diversify their partner base.  While they continue to do this in small projects they have indicated that their trusted partnership with Clavis is a strong one and they plan to continue that relationship for the long term.  However as an effort to support the community Clavis is working with some smaller firms to partner and support them on projects, thus allowing them to increase their opportunities with the larger firms like KT Networks.  In recent years Korea Pallet Pool has had financial issues related to a tragic accident and subsequent legal proceedings that have reduced their business outlook.  While we maintain them as a customer we realize that new projects from them may be limited in scope.  Therefore management is taking a conservative outlook on future projects with this steady and loyal customer.

Our business plan is to generate sustained revenue growth through selected investments in product development and marketing to include expansion of our business operations outside of software into the hardware.  Revenue growth may also be generated by acquisitions of other companies that we may identify to expand our product offerings and/or customer base.  We currently do not have any acquisitions targeted during 2010.  However we have significant increases in business opportunities and partnerships for the year and the next several year projections.   The launch of out framework-based product packages, which we have been developing and improving since 2003 will include added-value RFID applications that reach into multiple industries and will provide significant opportunities for the future partnerships.

Continued expansion of our partner base will help to enhance the opportunities for our software and hardware products.  Some of our current partners and opportunities include, but are not limited to:

EPCglobal is the organization entrusted by industry leaders to establish and support the EPCglobal Network™ and provides the following services: Participation in development of EPCglobal Standards via EPCglobal’s Action & Working Groups, Access to the results of the EPCglobal Certification and Accreditation Program testing, and Links with other subscribers to create pilots and test cases.  Clavis Technologies joined EPCglobal as a member in 2004.  A member of EPCglobal is called a “subscriber.”  EPCglobal classifies subscribers into two general categories: end-users and solution providers. End-users include manufactures, retailers, wholesalers, carriers and government organizations.  Solution providers are organizations that help end users move goods through the supply chain. Solution providers include hardware and software companies, consultants, systems integrators, and training companies (such as Clavis Technologies).  As a solution subscriber, we participate in EPCglobal’s various EPCglobal Action and Working Groups which address standard specifications, business issues, software issues and other matters.

IBM Korea Clavis Technologies developed SCM based on Auto-ID System for Sales of IBM Korea in Korea.  Clavis Technologies’ RFID middleware is customized for IBM platforms such as DB2 and Websphere.

Business Development in RFID Systems.  Clavis Technologies has developed relationships with a number of companies to provide RFID middleware and hardware and consulting on their RFID systems.  These companies include worldwide recognized name brands as well as established firms in the Korean sector.  We feel confident that relationships with these firms places Clavis on a very positive footing in the market.

Mobile Financial System.  We have completed projects with major Korean financial institutions towards developing mobile banking capabilities, which we anticipate could help facilitate new and continued product development and sales opportunities.

The Opportunity

The future emphasis for RFID is expected to shift towards process based solutions.  Developing broad based products for individual applications is not the best way to move forward. End user processes are highly diverse and require RFID systems to integrate with their existing AIDC infrastructure.  Such process centric solutions need to have high levels of flexibility incorporated into the design to ensure that customized requirements are taken care of. Even within manufacturing sectors, there is a higher focus towards monitoring work-in-progress (WIP). High process efficiency levels have a direct impact on the overall productivity and profitability of the enterprise.

Pharmaceutical companies are expected to emerge as a key vertical market for RFID in the next 12 months.  The regulatory environment requiring compliance with various state e-pedigree laws is among the biggest drivers for this vertical market.  Large distributors are leading the way in terms of deployment and utilizing RFID data to drive their internal processes forward.  Early adopters and pharmaceutical manufacturers, such as GSK, Pfizer and Purdue Pharma, are continuing their RFID projects and this is likely to further increase traction within the vertical market.

Healthcare distribution chains are another area of opportunity.  Innovative uses of the technology include hospitals deploying RFID enabled refrigerators for consignment of high value drugs that are extremely sensitive to temperature changes. The appliances enable constant monitoring of the drug’s quality.  Combining RFID / RTLS systems with existing Wi-Fi networks and hospital infrastructure systems is also expected to continue adoption rates in 2008.  Patient tracking applications are likely to present a good opportunity for products that integrate both, RFID and barcodes (2D technology).

The retail supply chain will continue to incite interest and large suppliers are expected to see most of the deployments in the short term.  RFID vendors are likely to witness greater success by targeting suppliers who work with mandated retailers or retailers that have adopted the technology at the store level. Tagging at the manufacturing / supplier facility alone will not result in true value since the downstream benefit is not there when retailers have not invested in RFID. High value categories such as apparel, footwear, and media are likely to have higher adoption.  The opportunity in the vertical lies in delivering RFID solutions that can be integrated and scaled up with the existing retail network in place.

In-store and point-of scale (POS) applications are emerging as key areas of interest for RFID deployments.  Retailers are evaluating RFID applications that enhance the overall shopping experience for the customer. The momentum is particularly strong in Europe and Asia where there is a higher emphasis on item level tagging. By tagging individual items at the store level, RFID-enabled mirrors and electronic displays enable the customer to view, select, and locate related / different items within the store.

Aerospace is also a significant market to watch out for during 2010.  The decision by Airbus to implement RFID systems based on its earlier pilot program is a positive driver for the overall adoption within the vertical. Airport baggage handling applications are another volume-driven RFID opportunity that is expected to witness pilots and deployments next year. Recent projects in Milan, Argentina, UK, Australia and Thailand reflect the technology’s gaining popularity outside North America.

The strong need for track and trace capabilities in chemical and petroleum industries is expected to increase the demand for RFID within these markets. Most petroleum products need to be certified according to the American Petroleum Institute which requires manufacturers to provide a documented history of the product. Efforts by the Chemical Industry Data Exchange (CIDX) in aligning itself closely with EPCglobal are expected to support chemical companies in furthering their RFID deployments.

Whatever the vertical/application market opportunity may be, end-users are likely to exhibit faster adoption rates when there is a clear convergence of RFID technology and existing business processes in place.

Some of our key market opportunities will likely include:

RFID-based Asset Management for Traffic Lights.   Our Target customers include Seoul’s Metropolitan government and 200 local autonomous entities.  With our partner KT Networks we continue high level communications and trail reviews of projects with the sales cycle of this project expected to close in the next several reporting periods.  We will coordinate this through another partner who will become the direct sales and support team for the products throughout the project life cycle.  Estimated revenues are above $2 million US Dollars.

RFID-based Chemical Management System for Chemical Laboratory Safety.   Our target customers include 100 universities and colleges and 500 public chemical laboratories and private companies.  With government sponsored regulatory requirements set to be put in place in the near future this will become a government mandate.  These institutions and our staff have been preparing for a number of years to fulfill this need and expect results in this year, with at least 5 confirmed deals ready for delivery, and additional transactions in near future.  Expectations of revenue will be approximately $300,000 US Dollar per university and $80,000 US Dollars per transaction at private labs.

Mobile Internet System. Our target customers include Korean telecom companies like SKT, KTF and LGT.  Several of these clients have requested partnership development deals with Clavis and we are currently working on product to include client/server based systems that interact with smart phones and other portable devises.  Other clients are also coming on as distribution partners that will provide our services to third parties.  Projects in this category are estimated at about $600,000 US Dollars for the near future sales cycle.

Expected Increases in Expenses

As a result of our becoming a public company in late July 2010 and executing on our business plan to grow our business, we expect to experience an increase in our operating expenses, primarily in our professional fees.

While we currently have a range of products that we offer to our customers, as discussed elsewhere in this prospectus, we will be upgrading our existing products as well as developing new products to target new market opportunities (as discussed in the preceding two sections).  We will, consequently, hire additional software developers to perform the product creating and product upgrade services.  In addition to salaries, we expect to incur approximately $50,000 in additional expenses in connection with such product development and upgrade activities (such as purchasing more computers and software development products for the additional software developers we expect to hire).

To assist us in increasing our sales, we expect our sales and marketing expenses to increase as a result of making more PR materials (e.g., brochures for company and products), advertising on the Web sites (e.g. banner ad), preparing seminars and participating exhibitions or events.  We expect this to add at least $20,000 - $30,000 per year to our sales, general and administrative expenses.  Such amount would be in addition to hiring sales and marketing personnel.

As a result of becoming a public company in late July 2010, we will incur significantly greater expenses for professional fees, primarily account and legal expenses related to the preparation and filing of our periodic reports and any registration statements we may file.  We expect our audit cost will be approximately $75,000 per year, primarily in regard to the review of our quarterly reports on Form 10-Q and the audit of annual financial statements.  We also expect to incur approximately $60,000 per year for investor relations services and approximately $80,000 in legal fees, primarily for the preparation of our SEC filings and documents for capital raising activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.

In Note 2 to the Company’s annual consolidated financial statements, the Company describes the significant accounting policies used in the preparation of those consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations.

Specifically, these policies have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an on-going basis, we evaluate our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Senior management reviews the development and selection of our accounting policies and estimates with the Audit Committee. The critical accounting policies have been consistently applied throughout the accompanying financial statements.

We believe the following accounting policies are critical to the preparation of our consolidated financial statements:

Revenue Recognition.   We recognize revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

We recognize revenue from sale of RFID hardware and software under the completed contract method accounted for as one element. For the hardware component of the integrated unit, the company has no significant obligations after product shipment other than its standard manufacturing warranty.

Revenue from maintenance and technical support services are recognized as service is rendered and billed each month under a short-term service agreement.

We believe the following judgments and estimates have a significant effect on our consolidated financial statements:

Inventory Valuation.   Inventories are stated at lower of cost or market.  Cost is computed on a first in, first out basis for raw materials and supplies.  Work-in-process, manufactured finished goods and merchandise goods are stated at the lower of cost or market.   We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory (as set forth above) and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-lived Assets. In accordance with ASC Subtopic 360-10, our long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

For the six months ended June 30, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.  There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of recoverability of certain of the deferred tax assets, which arise from temporary differences between tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce our deferred tax assets to the amount that it is more likely than not to be realized. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdictions and tax planning strategies. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

In addition, the Company accounts for income taxes pursuant to the ASC 740. T he calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audit issues in accordance with Financial Accounting Standards Board (FASB) ASC 740-10.   Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period. We evaluate our uncertain tax positions in accordance with 740-10. We believe that our reserve for uncertain tax positions, including related interest, is adequate.

Pension Plans. We do not have unfunded pension plans either inside or outside the U.S.

Recent Accounting Pronouncements.  For information about new accounting pronouncements and potential impact on our financial statements see Note 1 of the Notes to Financial Statements in this form 2010 10-Q and Note 2 of the Notes to Financial Statements for the years ended December 31, 2009 and 2008 in our registration statement on Form S-1, SEC File No. 333-164589.

Results of Operations

Results for the three months period ended June 30, 2010 versus the three months ended June 30, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the three months ended June 30,
	2010		2009

Net Revenues	21,000	100%	130,000	100%

Cost of Revenues	6,000	28.6%	74,000	56.9%

Gross Profit	15,000	71.4%	56,000	43.1%

Operating Expenses
Selling, general and administrative	79,000	376.2%	56,000	43.1%
Technical fees	308,000	1,466.6%
Research and development	62,000	290.5%	72,000	55.4%
Total operating expenses	449,000	2,133.3%	128,000	98.5%

Loss from operations	(434,000)	-2,066.7%	(72,000)	-55.4%

Other Income (Expenses)
Interest expenses, net	(17,000)	-81.0%	(9,000)	-6.9%
Other income (expenses)	-		19,000
Total other income (expenses)	(17,000)	-81.0%	10,000	7.7%

Loss before income provision	(451,000)	-2,147.6%	(62,000)	-47.7%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(451,000)	-2,147.6%	(62,000)	-47.7%

Revenues.  Revenues decreased by approximately $109,000 or 84%, to approximately $21,000 for the three months ended June 30, 2010 as compared to approximately $130,000 for the same three month period in 2009.  The decline in sales was mainly due to the lower number of deliverables made for projects in the first two quarter of 2010 and the recognition of lower amount of revenue as a result and fewer contracts overall.  In the first and second quarters of 2009 we had completed more deliverables for our projects than we did in the same period in 2010.  In the first two quarters of 2010, we had two projects that were ongoing for contract sales in the aggregate amount of approximately $34,000, compared to five projects that were ongoing during the first two quarters of 2009 for contract sales in the aggregate of approximately $220,000.  We had three projects with contracts for sales of approximately $94,000 which were originally to be done during the first quarter of 2010 but which had their starting dates delayed beyond the second quarter of 2010 because the customers were not ready to begin their project.   However, we expect that we will complete these delayed contracts in the fourth quarter of 2010.

Total Selling, general and administrative expenses (“SG&A”)consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the three months ended June 30, 2010 was approximately $79,000 an increase of approximately $23,000 versus the same three month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the three months ended June 30, 2010 was approximately $21,000, which was a decrease of approximately $3,000, or 11.4%, from the salaries expense of approximately $24,000 for three months ended June 30, 2009.  The decrease can be attributed the Company reducing the cost for temporary hires based on lower sales volume from a year ago.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, increased by $28,000, or 143.3%, for the three months ended June 30, 2010.  This increase is attributed to increases in legal and 6accounting fees associated with the Company’s S-1 registration filings.  We also increased marketing efforts to improve sales and our products awareness in the market place.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $2,500 from approximately $12,500 for the three months ended June 30, 2009 to approximately $10,000 for the same period in 2010.  Rent and utilities expenses increased approximately $1,000, government tax and license fees increase approximately $300, a portion of these increases were offset by a decline in travel and entertainment expenses as compared to the same three month period a year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, the Company has recorded an expense of $308,000 to the statement of operations and recorded corresponding accrual to the balances sheet at June 30, 2010.

Research and Development.  Research and development expense for the three months ended June 30, 2010 was approximately $62,000, for the development of new products innovations needed to upgrade our current software products.  For the three months ended June 30, 2009, the Company’s investment in R&D was approximately $72,000.

Total Operating Expenses.  Total operating expenses for the three months end June 30, 2010 were approximately $449,000, an increase of approximately $321,000, or 250.8%, from total operating expenses of $128,000 for the same three month period in 2009.  Total operating expenses for second quarter 2010 increased mainly due the charge taken for technical fees of $308,000.  SG&A  increased  $23,000 and was offset by the decline research and development expenses of $10,000 as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the three months ended June 30, 2010 was approximately $17,000, an increase of approximately $8,000 from the same three month period in 2009.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the six month ended June 30, 2010.  The income losses have created a deferred tax asset as of June 30, 2010 of $28,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the three months ended June 30, 2010 was approximately $451,000 as compared to a net loss of approximately $62,000 for the same three month period in 2009, an increase in net loss of approximately $389,000, mainly due to the reduction in sales revenue recognized ($109,000 decline) resulting in a gross profit decline of $41,000 and an increase in technical fees of approximately $308,000 discussed above.

Results for the six months period ended June 30, 2010 versus the six months ended June 30, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the six months ended June 30,
	2010		2009

Net Revenues	71,000	100%	314,000	100%

Cost of Revenues	59,000	83.1%	154,000	49.0%

Gross Profit	12,000	16.9%	160,000	51.0%

Operating Expenses
Selling, general and administrative	194,000	273.2%	105,000	33.4%
Technical fees	308,000	433.8%
Research and development	130,000	183.1%	74,000	23.6%
Total operating expense	632,000	890.1%	179,000	57.0%

Loss from operations	(620,000)	-873.2%	(19,000)	-6.1%

Other Income (Expenses)
Interest expenses, net	(31,000)	-43.7%	(18,000)	-5.7%
Other income (expenses)	-		19,000
Total other income (expenses)	(31,000)	-43.7%	1,000	0.3%

Loss before income provision	(651,000)	-916.9%	(18,000)	-5.7%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(651,000)	-916.9%	(18,000)	-5.7%

Revenues.  Revenues decreased by approximately $243,000 or 77%, to approximately $71,000 for the six months ended June 30, 2010 as compared to approximately $314,000 for the same six month period in 2009.  The decline in sales was mainly due to the lower number of deliverables made for projects in the first two quarters of 2010 and the recognition of lower amount of revenue as a result and fewer contracts overall.  In the first two quarters of 2009 we had completed more deliverables for our projects than we did in the same period in 2010.  In the first two quarters of 2010, we had two projects that were ongoing for contract sales in the aggregate amount of approximately $34,000, compared to five projects that were ongoing during the first two quarters of 2009 for contract sales in the aggregate of approximately $220,000.  We had three projects with contracts for sales of approximately $94,000 which were originally to be done during the first quarter of 2010 but which had their starting dates delayed beyond the second quarter of 2010 because the customers were not ready to begin their project.  However, we expect that we will complete these delayed contracts in the fourth quarter of 2010.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the six months ended June 30, 2010 was approximately $194,000, an increase of approximately $89,000 versus the same six month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the six months ended June 30, 2010 was approximately $52,000, which was an increase of approximately $5,000, or 11.2%, from the salaries expense of approximately $47,000 for six months ended June 30, 2009.  This increase can be attributed a 11% increase in salaries and the cost for temporary hires needed to support our business goals.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, increased by $86,000, or 251.8%, for the six months ended June 30, 2010.  This increase is attributed to increases in legal and accounting fees associated with the Company’s S-1 registration filings.  We also increased marketing efforts to improve sales and our products awareness in the market place.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $2,000 from approximately $24,000 for the six months ended June 30, 2009 to approximately $22,000 for the same period in 2010.  Rent and utilities expenses increased approximately $1,500, government tax and license fees increase approximately $500, These increases were offset by a decline in travel and entertainment expenses as compared to the same six month period a year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, the Company has recorded an expense of $308,000 to the statement of operations and recorded corresponding accrual to the balances sheet at June 30, 2010.

Research and Development.  Research and development expense for the six months ended June 30, 2010 was approximately $130,000, for the development of new products innovations needed to upgrade our current software products, an increase of approximately $56,000 from prior year.  For the six months ended June 30, 2009, the Company’s investment in R&D was approximately $105,000.

Total Operating Expenses.  Total operating expenses for the six months end June 30, 2010 were approximately $632,000, an increase of approximately $453,000, or 253.1%, from total operating expenses of $179,000 for the same six month period in 2009.  Total operating expenses for second quarter 2010 increased mainly due the charge taken for technical fees of $308,000.  SG&A  increased  $89,000 and research and development increased $56,000 as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the six months ended June 30, 2010 was approximately $30,000, an increase of approximately $12,000 from the same six month period in 2009.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the six month ended June 30, 2010.  The income losses have created a deferred tax asset as of June 30, 2010 of $28,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the six months ended June 30, 2010 was approximately $651,000 as compared to a net loss of approximately $18,000 for the same six month period in 2009, an increase in net loss of approximately $633,000, mainly due to the reduction in sales revenue recognized ($243,000 decline), resulting in a gross profit decline of $148,000, the technical fees charge of $308,000, discussed above and increases in SG&A and R&D expenses of approximately $145,000.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of approximately $60,000 and total current liabilities of approximately $1,731,000, resulting in negative working capital of approximately $1,671,000.  At June 30, 2010, our current assets consisted mainly of $41,000 for Capitalized costs on contracts and $12,000 for prepaid expenses.  We have reported a net loss applicable to common shareholders of approximately $651,000 and $283,000 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  These conditions raise liquidity concerns and substantial doubt about our ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from creditors.

During 2008 and 2009, the Company has met its liquidity needs primarily by operational sales, issuances of the Company’s securities and advances from its stockholders.  Current and future operations are expected to be funded primarily from sales of the Company’s products and funding available under current credit agreements when necessary.  We are working to reduce our liquidity risk by accelerating efforts to improve working capital.

Management estimates that it will need approximately between $500,000 to $700,000 to fund operations, capital and debt expenditures over the next twelve months ending December 31, 2010.  Our assessment of how to fund our cash needs, however, is based on assumptions concerning the cash provided from operating activities, funds available under current credit agreements, obtaining new loan agreements, loans from stockholders and issuance of stock for cash or services.  Funding steps may include but are not limited to equity stakes from private or public sources that will not significantly dilute the share value of current shareholders.  Currently we are in the process of obtaining a new loan agreement with our current bank for additional funds of approximately $100,000 to $200,000.  We currently have approximately $84,500 available to us under our existing bank loan agreements.   We have an oral agreement from Mr. Hwan Sup Lee, our Chief Executive Officer and a significant stockholder, to lend us approximately $480,000 to $560,000 if needed.  These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used in operating activities was approximately $227,000 for the six months ended June 30, 2010 compared to approximately $78,000 use in operation for the six months ended June 30, 2009, the change of approximately $149,000 is primarily attributable to the deceases in sales and the  increase spending in operations.

Investing Activities

Net cash used in investing activities was minimal for the six months ended June 30, 2010 and 2009; zero for both years.

Financing Activities

Net cash provided by financing activities was approximately $216,000 for the six months ended June 30, 2010 compared to approximately $158,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010 the majority of cash provided by financing activities was from net short-term borrowings and advance from stockholders in the amount of approximately $224,000.

Promissory Notes Payable

The Company has an operating line of credit of $40,915 with interest at the lender’s prime (5.87% as of June 30, 2010) plus 2.53%. This credit line matures on June 24, 2011 and is guaranteed by the Korea Credit Guarantee Fund.  Amount outstanding as of June 30, 2010 was $32,732.

 The Company has bank loans of $330,425 as of June 30, 2010, collateralized by cash deposits in bank. The interest rates range at the lender’s prime (2.45% as of June 30, 2010) plus 3.48% to 4.02%. These loans mature between December 2010 and April 2011.

As of June 30, 2010, the Company has borrowing outstanding in the amount of $81,829, from an unrelated party bearing interest at 14.0% and maturing on November 30, 2010.

As of June 30, 2010, the Company has borrowed outstanding in the amount of $98,195 from unrelated parties at 12.0% interest and with maturity in October 2010.

Related Party Notes

From time to time, the Company has received advances of working capital from the Company’s directors and stockholders.  As of June 30, 2010, these advances were on demand and outstanding in the amount of  approximately $195,981 with no stated interest rate.

The Company borrowed $81,829 from a related party at 12.0% interest and with maturity in July and September 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial conditions.  We currently have office lease obligations which expire January 30, 2011.  Our future minimum annual payments under lease are approximately $33,000 for the year ending December 31, 2010 and $4,000 for year ending December 31, 2011

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)    Internal Controls Over Financial Reporting.    There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAVIS TECHNOLOGIES INTERNATIONAL CO.,
LTD.
Dated: August 20, 2010
By: /s/ HWAN SUP LEE
Chief Executive Officer
(Duly Authorized Officer)

By: /s/ SO LIM LEE
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)