Form 10-Q
period 2010-09-30
Clavis Technologies International Co., Ltd.
filed 2010-11-15
CIK 1482550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54055

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
(Exact name of registrant as specified in its charter)

NEVADA	27-1505309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1564-1, Seojin Bldg., 3rd Floor, Seocho3-Dong, Seocho-Gu, Seoul, Korea 137-874
(Address of principal executive offices)

(011) 82-2-3471-9340
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 12, 2010, the registrant had 62,375,200 shares of common stock, $0.001 par value, outstanding.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	September 30, 2010	December 31, 2009 (1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,487	$17,401
Accounts receivable	8,035	-
Capitalized costs on contracts (Note 2)	49,830	-
Prepaid expenses and other assets	10,176	44,199
Total Current Assets	84,528	61,600

Property and equipment, net (Note 3)	2,908	8,789
Security deposits	26,493	43,296
Restricted cash	426,763	420,001

TOTAL ASSETS	$540,692	$533,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings (Note 5)	$584,244	$574,693
Accounts payable	406,446	293,106
Related party loans payable (Note 6)	431,759	84,865
Grant refund payable (Note 7)	419,518	-
Advance payments on contracts	-	361,927
Accrued severance benefit (Note 8)	115,783	140,301
Other current liabilities	15,921	57,676
Total Current Liabilities	1,973,671	1,512,568

Technical fee payable	331,285	-

TOTAL LIABILITIES	2,304,956	1,512,568

COMMITMENTS (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009		–

Common stock, $0.001 par value; 100,000,000 shares authorized; 62,375,200 and 61,356,400 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	62,375	61,356
Additional paid-in capital	1,554,732	1,550,317
Accumulated other comprehensive income	94,696	130,396
Accumulated deficit	(3,476,067)	(2,720,951)
Total Stockholders' Deficit	(1,764,264)	(978,882)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$540,692	$533,686

(1)
Derived from audited financial statements for the year ended December 31, 2009 included in the Company’s registration statement, SEC File No. 333-164589, filed with the Securities and Exchange Commission.

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

NET REVENUES	$54,338	$76,831	$125,207	$391,059

COST OF REVENUES	26,232	138,688	85,421	292,955

GROSS PROFITS (LOSSES)	28,106	(61,857)	39,786	98,104

OPERATING EXPENSES
Research and development	19,304	(14,311)	149,165	87,992
Selling, general and administrative expenses	74,356	78,652	268,361	183,762
Technical fees	23,184	-	331,285	-
Total expenses	116,844	92,963	748,811	271,754

LOSS FROM OPERATIONS	(88,738)	(154,820)	(709,025)	(173,650)

OTHER INCOME (EXPENSES)
Interest expense, net	(15,389)	(9,946)	(45,840)	(28,166)
Other income (expense), net	(44)	437	(251)	19,923
	(15,433)	(9,509)	(46,091)	(8,243)

LOSS BEFORE INCOME TAXES PROVISION	(104,171)	(164,329)	(755,116)	(181,893)

Income tax provision	-	-	-	-

NET LOSS	$(104,171)	$(164,329)	$(755,116)	$(181,893)

LOSS PER SHARE - basic and diluted	$(0.002)	$(0.80)	$(0.01)	$(0.89)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS OUTSTANDING - basic and diluted	62,109,702	204,263	62,109,702	204,263

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(755,116)	$(181,893)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,849	11,719
Technical fee	331,285	-
Severance expense	17,180	-

Change in assets and liabilities (net of acquisition):
Accounts receivable	(7,839)	-
Inventory	-	(5,968)
Prepaid expenses and other assets	51,282	(8,534)
Restricted cash	967	-
Accounts payable	105,425	(143,032)
Advance payments on contracts	40,784	-
Accrued liabilities and other liabilities	(41,726)	(31,777)
Deferred revenue	(48,673)	-
Accrued severance payable	(43,659)	32,147
Net Cash Used in Operating Activities	(335,241)	(327,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	88,880	59,259
Payments on short-term borrowings	(1,071)	(4,215)
Advances from stockholders	263,479	62,241
Payments of loans to stockholders	(12,139)	(48,675)
Proceed from issuance of common stock, net	5,434	365,752
Net Cash Provided by Financing Activities	344,583	434,362

NET INCREASE IN CASH AND CASH EQUIVALENT	9,342	107,024

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10,256)	(19,357)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,401	19,309

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,487	$106,976

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid Interest	$46,775	$31,881

NON-CASH TRANSACTION
Installment payable of accrued technical fees	$331,285	$-

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s registration statement, SEC File No. 333-164589, filed with the Securities and Exchange Commission.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $3.47 million and a working capital deficit of approximately $1.89 million at September 30, 2010.

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

Note 2 – CAPITALIZED COSTS ON CONTRACTS

The Company capitalized costs related to in-process customer contracts not yet completed or delivered.  Those capitalized costs are recognized as cost of goods sold when revenue is realized according to company’s revenue recognition criteria.  As of September 30, 2010, total capitalize cost was $49,830.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Equipment	$98,980	$97,186
Computer software	706	2,759
Furniture and fixture	9,602	9,428
Automobile	704	691
	109,992	110,064
Accumulated depreciation	(107,084)	(101,275)

Net property and equipment	$2,908	$8,789

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $14,849 and $11,719, respectively.

Note 4 – FAIR VALUE MEASUREMENTS

The Company estimates the fair values of current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$16,487	$16,487	$17,401	$17,401
Accounts receivable	8,035	8,035	-	-

Financial liabilities:
Accounts payable	$406,446	$406,446	$293,106	$293,106
Accrued severance benefit	115,783	115,783	140,301	140,301
Short-term borrowings	584,244	584,244	574,693	574,693

The fair values of the financial instruments shown in the above table as of September 30, 2010 and December 31, 2009 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

Note 5 – SHORT-TERM BORROWINGS

The Company has an operating line of credit of $44,007 (₩50,000,000) with interest at the lender’s prime (6.74% and 5.96% as of September 30, 2010 and December 31, 2009, respectively) plus 2.53%. This credit line matures on June 24, 2011 and is guaranteed by Korea Credit Guarantee Fund.  Amount outstanding as of September 30, 2010 and December 31, 2009 were $35,206 (₩40,000,000) and $34,568 (₩40,000,000), respectively.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has bank loans of $355,404 (₩403,800,000) and $350,001 (₩405,000,000) as of September 30, 2010 and December 31, 2009, respectively, collateralized by cash deposits in bank. The interest rates range at the lender’s prime (2.64% and 2.79% as of September 30, 2010 and December 31, 2009, respectively) plus 3.46% to 3.76%. These loans mature between December 2010 and April 2011.

As of September 30, 2010 and December 31, 2009, the Company has borrowing outstanding in the amount of $88,015 (₩100,000,000) and $86,420 (₩100,000,000), respectively, from an unrelated party bearing interest at 14.0% and maturing on November 30, 2010.

The Company borrowed from unrelated parties at 12.0% interest and with maturity in October 2010. As of September 30, 2010 and December 31, 2009, the outstanding balance were $105,619 (₩120,000,000) and $103,704 (₩120,000,000), respectively.

Note 6 – RELATED PARTY TRANSACTIONS

From time to time, the Company advances funds needed for working capital from the Company’s directors and stockholders. The advances are due on demand and borrowings outstanding were $343,744 (₩390,550,753) and $84,865 (₩98,200,753) as of September 30, 2010 and December 31, 2009, respectively.

The Company has related party loan in the aggregate amount of $88,015 (₩100,000,000) bearing interest at 12.0% interest per annum which matures from July 2011 to September 2011.

Note 7 – GRANT REFUND PAYABLE

The Company secured Industry Development Contracts (the “Contracts”) from Korea Global ID Corporation (“KGIC”), a corporation controlled by the Korean government. These contracts aim to develop wireless recognition software and middleware technology.

The contracts with KGIC were completed during the second quarter ended June 30, 2010 and a final report was submitted to KGIC.  Upon the review of the final report by KGIC, a refund amount was determined and the Company reclassified this refundable portion from “advance payment on contracts” to “grant refund payable”.  As of September 30, 2010, such refundable grant was $419,518.

The Company reserved $426,763 and $420,001 at September 30, 2010 and December 31, 2009, respectively, in the form of a restricted cash to cover the refundable grant described above.

Upon completion of the contracts with KGIC, the Company is obligated to remit technical fees assessed by a government agency for general use of the technical knowledge obtained during the performance of the projects.  Total amount of the technical fees assessed is $331,285 and the agency has agreed that the Company pays the amount over five annual installments from 2010 through 2014.

Note 8 – ACCRUED SEVERANCE BENEFIT

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at September 30, 2010 and December 31, 2009, were $115,783 and $140,301, respectively.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – COMPREHENSIVE  LOSS

The components of comprehensive loss, net of tax, are as follows for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net loss	$(104,171)	$(164,329)	$(755,116)	$(181,893)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(106,905)	(89,049)	(35,700)	(79,104)

Total comprehensive loss	$(211,076)	$(253,378)	$(790,816)	$(260,997)

Note 10 – LOSS  PER SHARE

The following reconciles the numerators and denominators of the basic and diluted per share computation for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Numerator for basic and diluted earning (loss) per share:
Net loss	$(104,171)	$(164,329)	$(755,116)	$(181,893)

Denominator:
Basic and diluted weighted average shares outstanding	62,109,702	204,263	62,109,702	204,263

Basic and diluted loss per share	$(0.002)	$(0.80)	$(0.01)	$(0.89)

Note 11 – INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FASB ASC 740-10.

Corporate income tax rates applicable to the Korean subsidiaries in 2010 and 2009 were 16.5% of the first 100 million Korean Won ($78,800) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward five years to offset future taxable income.  The U.S. tax losses can be carried forward for 20 years to offset future taxable income. The Company has accumulated net operating loss of approximately $1,818,000 and $35,000 in its Korea and U.S. operations, respectively.  The utilization of the Korean losses expires in years 2010 to 2013 and the U.S. losses in year 2029.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries.  It is the Company’s intention that such undistributed earnings be permanently reinvested offshore.

The Company has deferred income tax assets as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Deferred income tax assets
Net operating loss carryforwards	$28,500	$12,000
	28,500	12,000
Valuation allowance	(28,500)	(12,000)
	$-	$-

Management determined that it is more likely than not that the deferred tax assets will not be realized through the reduction of future income tax payments, and accordingly, a full valuation allowance has been recorded for the deferred income tax assets.

Note 12 – COMMITMENT

The Company is committed to lease obligations for its offices which expire January 30, 2011. Rental expenses incurred for the nine months ended September 30, 2010 and 2009 were approximately $44,190 and $31,680, respectively.

Future minimum annual payments under the lease are $14,500 as of September 30, 2010.

Note 13 – CONCENTRATION AND UNCERTAINTY

Concentration in Customer

For the three months ended September 30, 2010 and 2009, two largest customers accounted for 70% and 83% of sales.  For the nine months ended September 30, 2010 and 2009, two largest customer accounted for 73% and 70% of sales.

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

Results of Operations

Results for the three months period ended September 30, 2010 versus the three months ended September 30, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the three months ended September 30,
	2010		2009

Net Revenues	54,000	100%	77,000	100%

Cost of Revenues	26,000	48.1%	139,000	180.5%

Gross Profit	28,000	51.9%	(62,000)	-80.5%

Operating Expenses
Selling, general and administrative	75,000	138.8%	167,000	216.9%
Technical fees	23,000	42.6%	(74,000)	-10.6%
Research and development	19,000	35.2%	- 0 -
Total operating expenses	117,000	216.6%	93,000	127.3%

Loss from operations	(89,000)	-164.8%	(155,000)	-201.3%

Other Income (Expenses)
Interest expenses, net	(15,000)	-27.8%	(9,000)	-11.7%
Other income (expenses)	-
Total other income (expenses)	(15,000)	-27.8%	(9,000)	-11.7%

Loss before income provision	(104,000)	-192.6%	(164,000)	-213.0%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(104,000)	-192.6%	(164,000)	-213.0%

Revenues.  Revenues decreased by approximately $23,000 or 30%, to approximately $54,000 for the three months ended September 30, 2010 as compared to approximately $77,000 for the same three month period in 2009.  The decline in sales was mainly due to the lower number of deliverables made for projects in the first half of 2010 and the recognition of lower amount of revenue as a result and fewer contracts overall.  In the nine months of 2009 we had completed more deliverables for our projects than we did in the same period in 2010.  In the first nine months of 2010, we had two projects that were ongoing for contract sales in the aggregate amount of approximately $40,000, compared to five projects that were ongoing during the first two quarters of 2009 for contract sales in the aggregate of approximately $220,000.  We had three projects with contracts for sales of approximately $90,000 which were originally to be done during the first quarter of 2010 but which had their starting dates delayed to the second quarter of 2010 because the customers were not ready to begin their project.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the three months ended September 30, 2010 was approximately $75,000 a decrease of approximately $4,000 versus the same three month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the three months ended September 30, 2010 was approximately $16,000, which was a decrease of approximately $9,000, or 36%, from the salaries expense of approximately $25,000 for three months ended September 30, 2009.  The decrease can be attributed the Company reducing the cost for temporary hires based on lower sales volume from a year ago.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, increased by approximately $10,000, to approximately $43,000 for the three months ended September 30, 2010.  This increase is attributed to increases in legal and accounting fees associated with the Company’s S-1 registration filings.  We also increased marketing efforts to improve sales and our products awareness in the market place.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $6,000 from approximately $20,000 for the three months ended September 30, 2009 to approximately $14,000 for the same period in 2010.  Rent and utilities expenses were basically flat from prior year.  The Company has reduced travel and entertainment expenses by approximately $6,000 as compared to the same three month period a year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, the Company has recorded an expense of $23,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the three months ended September 30, 2010.

Research and Development.  Research and development expense for the three months ended September 30, 2010 was approximately $19,000, for the development of new products innovations needed to upgrade our current software products.  For the three months ended September 30, 2009, the Company’s investment in research and development cost was $14,000.

Total Operating Expenses.  Total operating expenses for the three months end September 30, 2010 were approximately $117,000, an decrease of approximately $24,000, or 25.8%, from total operating expenses of $93,000 for the same three month period in 2009.  Total operating expenses for third quarter 2010 increased mainly due the charge taken for technical fees of $23,000.  SG&A decreased  approximately $4,000 and was offset by the increase in  research and development expenses of $5,000 as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the three months ended September 30, 2010 was approximately $15,000, an increase of approximately $5,000 from the same three month period in 2009.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the nine month ended June 30, 2010.  The income losses have created a deferred tax asset as of September 30, 2010 of approximately $28,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the three months ended September 30, 2010 was approximately $104,000 as compared to a net loss of approximately $164,000 for the same three month period in 2009, an decrease in net loss of approximately $60,000, mainly due to the reduction in sales revenue recognized ($23,000 decline) resulting in a gross profit decline of $41,000 and an increase in technical fees of approximately $23,000 discussed above.

Results for the nine months period ended September 30, 2010 versus the nine months ended September 30, 2009.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the nine months ended September 30,
	2010		2009

Net Revenues	125,000	100%	391,000	100%

Cost of Revenues	85,000	68.0%	293,000	74.9%

Gross Profit	40,000	32.0%	98,000	25.1%

Operating Expenses
Selling, general and administrative	269,000	215.2%	184,000	47.1%
Technical fees	331,000	264.8%
Research and development	149,000	119.1%	88,000	22.5%
Total operating expense	749,000	599.2%	272,000	69.6%

Loss from operations	(709,000)	-567.2%	(174,000)	-44.5%

Other Income (Expenses)
Interest expenses, net	(46,000)	-36.8%	(28,000)	-7.2%
Other income (expenses)	-		20,000	5.1%
Total other income (expenses)	(46,000)	-36.8%	(8,000)	-2.0%

Loss before income provision	(755,000)	-604.0%	(182,000)	-46.5%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(755,000)	-604.0%	(182,000)	-46.5%

Revenues.  Revenues decreased by approximately $266,000 or 68%, to approximately $125,000 for the nine months ended September 30, 2010 as compared to approximately $391,000 for the same nine month period in 2009.  The decline in sales was mainly due to the lower number of deliverables made for projects in the nine months of 2010 and the recognition of lower amount of revenue as a result and fewer contracts overall.  In the first nine months of 2009 we had completed more deliverables for our projects than we did in the same period in 2010.  In the first nine months of 2010, we had two projects that were ongoing for contract sales in the aggregate amount of approximately $40,000, compared to five projects that were ongoing during the first two quarters of 2009 for contract sales in the aggregate of approximately $220,000.  We had three projects with contracts for sales of approximately $90,000 which were originally to be done during the first quarter of 2010 but which had their starting dates delayed to the second quarter of 2010 because the customers were not ready to begin their project.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the nine months ended September 30, 2010 was approximately $268,000 an increase of approximately $84,000 versus the same nine month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the nine months ended September 30, 2010 was approximately $68,000, which was an decrease of approximately $4,000, or 5.5%, from the salaries expense of approximately $72,000 for nine months ended September 30, 2009.  This decrease can be attributed a cost reductions for temporary hires needed to support our business goals.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, increased by $95,000, or 141%, for the nine months ended September 30, 2010.  This increase is attributed to increases in legal and accounting fees associated with the Company’s S-1 registration filings.  We also increased marketing efforts to improve sales and our products awareness in the market place.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $7,000 from approximately $44,000 for the nine months ended September 30, 2009 to approximately $37,000 for the same period in 2010.  Rent and utilities expenses increased approximately $2,000, government tax and license fees increase approximately $500, These increases were offset by a decline in travel and entertainment expenses as compared to the same nine month period a year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, the Company has recorded an expense of $331,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the nine months ended September 30, 2010.

Research and Development.  Research and development expense for the nine months ended September 30, 2010 was approximately $149,000, for the development of new products innovations needed to upgrade our current software products, an increase of approximately $61,000 from prior year.  For the nine months ended September 30, 2009, the Company’s investment in R&D was approximately $88,000.

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2010 were approximately $749,000, an increase of approximately $477,000, or 175.4%, from total operating expenses of $272,000 for the same nine month period in 2009.  Total operating expenses for first nine months of 2010 increased mainly due the charge taken for technical fees of $331,000.  SG&A  increased  $84,000 and research and development increased $61,000 as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the nine months ended September 30, 2010 was approximately $46,000, an increase of approximately $18,000 from the same nine month period in 2009.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the six month ended June 30, 2010.  The income losses have created a deferred tax asset as of June 30, 2010 of $28,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the nine months ended September 30, 2010 was approximately $755,000 as compared to a net loss of approximately $182,000 for the same nine month period in 2009, an increase in net loss of approximately $572,000, mainly due to the reduction in sales revenue recognized ($266,000 decline), resulting in a gross profit decline of approximately $58,000, the technical fees charge of $331,000, discussed above and increases in SG&A and R&D expenses of approximately $145,000.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of approximately $85,000 and total current liabilities of approximately $1,731,000, resulting in negative working capital of approximately $1,974,000.  At September 30, 2010, our current assets consisted mainly of $50,000 for Capitalized costs on contracts and $10,000 for prepaid expenses.  We have reported a net loss applicable to common shareholders of approximately $755,000 and $283,000 for the nine months ended June 30, 2010 and the year ended December 31, 2009, respectively.  These conditions raise liquidity concerns and substantial doubt about our ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from creditors.

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

Operating Activities

Net cash used in operating activities was approximately $335,000 for the nine months ended September 30, 2010 compared to approximately $327,000 use in operation for the nine months ended September 30, 2009, the change of approximately $8,000 is primarily attributable to the deceases in sales and the  increase spending in operations.

Investing Activities

Net cash used in investing activities was minimal for the nine months ended September 30, 2010 and 2009; zero for both years.

Financing Activities

Net cash provided by financing activities was approximately $345,000 for the nine months ended September 30, 2010 compared to approximately $435,000 for the nine months ended June 30, 2009.  For the nine months ended September 30, 2010 the majority of cash provided by financing activities was from net short-term borrowings and advance from stockholders in the amount of approximately $352,000.

Promissory Notes Payable

The Company has an operating line of credit of $44,007 with interest at the lender’s prime (6.74% as of September 30, 2010) plus 2.53%. This credit line matures on June 24, 2011 and is guaranteed by the Korea Credit Guarantee Fund.  Amount outstanding as of June 30, 2010 was $32,732.

The Company has bank loans of $355,404 as of September 30, 2010, collateralized by cash deposits in bank. The interest rates range at the lender’s prime (2.45% as of June 30, 2010) plus 3.48% to 4.02%. These loans mature between December 2010 and April 2011.

As of September 30, 2010, the Company has borrowing outstanding in the amount of $88,015, from an unrelated party bearing interest at 14.0% and maturing on November 30, 2010.

As of September 30, 2010, the Company has borrowed outstanding in the amount of $105,619 from unrelated parties at 12.0% interest and with maturity in October 2010.

Related Party Notes

From time to time, the Company has received advances of working capital from the Company’s directors and stockholders.  As of June 30, 2010, these advances were on demand and outstanding in the amount of approximately $195,981 with no stated interest rate.

The Company borrowed $81,829 from a related party at 12.0% interest and with maturity in July and September 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial conditions.  We currently have office lease obligations which expire January 30, 2011.  Our future minimum annual payments under lease are approximately $14,500 for the year ending December 31, 2010 and $4,000 for year ending December 31, 2011

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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
Dated: November 15, 2010
By: /s/ HWAN SUP LEE
Chief Executive Officer
(Duly Authorized Officer)

By: /s/ SO LIM LEE
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)