Form 10-K
period 2010-12-31
Clavis Technologies International Co., Ltd.
filed 2011-04-15
CIK 1482550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to __________________

Commission File Number             000-54055

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTDC.
(Name of small business issuer in its Charter)

Nevada	27-1505309
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

#1564-1, Seojin Bldg., 3rd Floor, Seocho3-Dong, Seocho-Gu, Seoul, Korea 137-874
(Address of Principal Executive Offices and Zip Code)

(011) 82-2-3471-9340
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Act:   None

Securities registered under Section 12 (g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2010, the aggregate market value of voting common stock held by non-affiliates of the Registrant (49,475,200 shares) was approximately $263,703.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 15, 2011, the issuer had 62,375,200 shares of Common Stock outstanding.

Documents Incorporated by Reference:      None

i

PART I

This Form 10-K contains forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those listed in the “Risk Factors” section of our registration statement on Form S-1 (SEC File No. 333-164589).   The Company’s actual results may differ significantly from the results projected in the forward-looking statements.  The Company assumes no obligation to update forward-looking statements.

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Clavis Technologies International Co., Ltd. unless the context otherwise indicates.

ITEM 1.  BUSINESS

Overview

Clavis Technologies International Co., Ltd., a Nevada corporation ("the Company"), was incorporated in Nevada on September 10, 2009.  On December 1, 2009, the Company entered into a definitive Share Exchange Agreement with Clavis Technologies Co., Ltd., a Korean corporation (“Clavis Technologies” or “Clavis Korea”), and the shareholders of Clavis Korea.  Pursuant to the agreement, the Company acquired 100% of the issued and outstanding capital stock of Clavis Korea in exchange for 45,000,000 shares of the Company’s common stock, representing approximately 75% of the issued and outstanding stock of the Company.  Clavis Korea was incorporated under the laws of Republic of Korea on January 28, 2003. Clavis Korea is located in Seoul, Korea, and has been engaged in the development of global Electronic Product Code (EPC) network software. The Company’s goal is to be a global player in ubiquitous computing solutions using its proprietary Radio Frequency Identification (“RFID”) middleware which is based on the Electronic Product Code Network and mobile financial solutions.

Clavis Technologies has been providing RFID-enabled solutions, including business processes, based on the EPCglobal standard s to various industrial markets as a vendor of RFID technology since 2003. EPCglobal is a joint venture between GS1 (formerly known as EAN International) and GS1US (formerly known as Uniform Code Council, Inc.).  GS1 is an international not-for-profit association dedicated to the development and implementation of global standards for supply and demand chains.  GS1US is the U.S. member of GS1.  According to Wikipedia, the GS1 System of standards, including EPCglobal Gen 2, is the most widely-used supply-chain standards system in the world.  On its web site, GS1 states that its global system is used by over one million companies doing business across 145 countries.

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

Historically, Clavis Technologies has concentrated on the RFID business as a provider that sold only RFID middleware. As the RFID market has experienced significant growth recently, Clavis Technologies has launched its framework-based product packages, which has been developed since 2003, including added-value RFID applications that can be customized for a broad range of industries. Because our RFID middleware is based on the open standards by EPCglobal, we do not maintain any copyright protection for our RFID middleware.  In addition, we currently do not have any patent or other intellectual property protection for any of our products and services.  See the section entitled “Our Intellectual Property” on page 35 of this prospectus.

Currently, our results are heavily dependent upon sales to the retail and business to business markets. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results. Our primary geographic markets are the Republic of Korea, where almost all of our revenue has been earned, and Thailand, where we have not yet earned any revenue but we are actively seeking business in this country.   For the year ended December 31, 2010, the two largests  largest customers accounted for 81% of sales and for the year ended December 31, 2009, the three largest customers accounted for 66% of sales.  In 2010, the Korean Ministry of Unification  (52%) and Shinsegae I&C (29%) accounted for approximately 81% of sales.  In 2009 Korea Pallet Pool Co., Ltd. (35.28%), The Korean Ministry of Unification (15.2%) and KTNetworks (15.44%) accounted for approximately 66% of sales.

We believe that some markets we serve are slowing as a result of the global recession. In response to the current global market conditions, we are moving forward with initiatives to improve working capital to mitigate the effects of the economy on our business. We believe that the strength of our core business and our ability to generate positive cash flow will sustain Clavis Technologies International through this challenging period.

Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. Revenue growth may also be generated by acquisitions of other companies that we may identify to expand our product offerings and/or customer base.  We currently do not have any acquisitions targeted during 2011.

What is RFID

Radio frequency identification (RFID) is hardly a new technology.  The concept was first developed over 50 years ago as a method of identifying friendly aircraft during World War II.  In the past ten years, however, the technology has received great attention due to a confluence of events, including technology advancement, heightened security concerns and a greater emphasis on cost control.

In general terms, RFID is a means of identifying a person or object using a radio frequency transmission. In fact, the word transponder is a combination of transmit and respond. In basic terms, a transponder will identify itself when it detects a signal from a compatible device, known as a reader or interrogator, in an RFID system.

In a typical RFID system, transponders, often called tags, are attached to objects. Each tag carries with its information: a serial number, model number, color, place of assembly or any other imaginable data. When these tags pass through a field generated by a compatible reader, they transmit this information back to the reader, thereby identifying the object.

Tag technology generally dictates the operating parameters of an RFID system. Operating frequencies and tag power source are two of the many factors influencing performance. Some systems can only read tags one-by-one as they pass a reader on a conveyor belt, while others can identify 50 tags as a forklift exits a loading dock door. No single combination is best suited for all applications, despite some manufacturers’ contentions.

Critical performance variables in an RFID system involve the range at which communication can be maintained, the size of the information space contained on the tag, the rate at which the communication with the tag can take place, the physical size of the tag, the ability of the system to "simultaneously" communication with multiple tags, and the robustness of the communication with respect to interference due to material in the path between the reader and the tag.  Several factors determine the level of performance that can be achieved in these variables. The factors include the legal/regulatory emission levels allowed in the country of use, whether or not a battery is included in the tag to assist its communication back to the reader, and the frequency of the RF carrier used to transport the information between the tag and the reader.

According to a 2007 market report by IDTechEx Ltd. entitled “RFID Forecasts, Players and Opportunities 2007 (“IDTechEx RFID Market Report”), the number of items that will have RFID tags that identify each individual unit, case or pallet will increase significantly by 2017.  The IDTechEx RFID Market Report projects approximately 18.54 billion RFID tags will be sold in 2010 and that such number will increase to approximately 669.75 billion tags by 2017.  Add to this capacity the ability, through wireless, to track tagged items in real-time and what emerges is a smart network of connected items each item tagged, tracked, and connected. IDTechEx is a consulting firm that provides independent research, analysis and advisory services regarding printed and thin film electronics, RFID and smart packaging.

RFID employs Radio Frequency Communications to exchange data between a portable memory device and a host computer or PLC.  An RFID system typically consists of a "Tag/Label/Printed Circuit Board (PCB)" containing data storage, an Antenna to communicate with the Tag, and a Controller to manage the communication between the Antenna and the PC or PLC; the terms Reader or Reader/Writer are used when the Antenna and Controller are combined in a single housing.

The Tag/Label/PCB is commonly attached to a product carrier, tote or even the product itself, providing a remote database that travels with the product.

What is the Difference between Auto-ID and RFID
Automatic identification, or Auto ID for short, is the broad term given to technologies that are used to help machines identify objects. There are a host of technologies that fall under the Auto-ID umbrella, including bar codes, smart cards, voice recognition and similar technologies.  Radio frequency identification (RFID) is one type of Auto-ID technology. It uses radio waves to automatically identify individual items.

What is the significant advantage of RFID systems?
The significant advantage of all types of RFID systems is the non-contact, non-line-of-sight nature of the technology. Tags can be read through a variety of substances such as snow, fog, ice, paint, crusted grime, and other visually and environmentally challenging conditions where barcodes or other optically read technologies would be useless.  RFID tags can also be read in challenging circumstances at remarkable speeds, in most cases responding in less than 100 milliseconds. The read/write capability of an active RFID system is also a significant advantage in interactive applications such as work-in-process or maintenance tracking. Though it is a costlier technology (compared with barcode), RFID has become indispensable for a wide range of automated data collection and identification applications that would not be possible otherwise.

Primary Components of an RFID system
RFID systems are comprised of three main components:

●	Tags/Labels/PCBs;
●	Antennas; and
●	Controllers (transceiver with decoder)

[A simple Read/Write RFID system]

Tag/Label/PCB
An RFID Tag/Label/PCB contains a coil, a programmed silicon chip and in Active Read/Write systems, a battery.

Tags
Tags come in a variety of sizes, memory capacities, temperature survivability and ranges. Tags can be small enough to inject into animals or large enough to cover an entire desktop. Nearly all tags are encapsulated for durability against shock, chemicals, moisture and dirt. While tags are immune to most environmental factors, their Read/Write ranges may be affected by close proximity to metal and electromagnetic radiation.

Tags can be powered by an internal battery (often called an "Active Tag") or by inductive coupling ("Passive Tag"). Passive Tags have zero maintenance requirements and virtually an unlimited life span. The life span of an Active Tag can be limited by the battery life, although some Tags offer replaceable batteries or extremely large capacity batteries.

Labels
Labels have printed, punched, etched or deposited RF coils on a paper/polyester substrate with a memory chip. Although less resistant to environmental conditions than the encapsulated tags, the labels provide distinct, low-cost benefits in open-loop (or disposable) applications.  If the label is involved in an open-loop system, it is affixed onto the product itself and is shipped throughout the complete supply chain. The reference to disposability in this application is the fact that when the item is eventually purchased by the consumer (e.g. a PC), it is taken out of the supply chain loop.  This is in contrast to reusable Tag applications such as pallet tracking in which the Tag will remain in the supply chain indefinitely. The low cost makes Labels extremely attractive for high-volume applications.

PCBs (Printed Circuit Boards)
PCBs (Printed Circuit Boards) are meant to be embedded into a product or carrier.  Although impervious to high temperatures, such as is found in plastic pallet manufacturing, the PCB requires some encapsulation if it is to have direct contact with outside environmental conditions (e.g. rain, excessive moisture, etc.).  The benefits of RFID PCBs are the low cost and the ability to endure environments in which Labels would not survive.  Plastic pallet manufacturing provides a good example of applying an RFID PCB. The PCB is placed inside the plastic pallet prior to the ultrasonically welding phase of the plastic pallet manufacturing cycle. The PCB converts the pallet to a "Smart Pallet," and data can be read and written to the pallet throughout the complete supply chain.

Antennas
An antenna is a device that uses radio waves to read and write data to the Tags/Labels/PCBs.  Some systems use separate antennas and controllers, while other systems integrate the antenna and controller into a single reader or reader/writer. Antennas can be found in all shapes and sizes, including antennas which can fit into very tight spaces and larger antennas for greater read/write ranges.  In addition, the antennas provide unique solution features. One such example is the submersible antennas used for media disc drive applications. The antenna is mounted under de-ionized water to read/write data to the tags while submerged. Other examples include antennas that offer portals around conveyors or even dock doors. These portals (also called tunnels and gates) read or write to Tags/Labels/PCBs as they pass through.

Controllers
The controller manages the communication interface between an antenna and a PC, PLC, Server or Network Interface Module.  The host system interfaces with the controller and directs the interrogation of the tag via parallel, serial or bus communications.  RFID controllers can also be programmed to perform process control directly from the data in the tag memory.  Some controllers even feature direct I/O points that can be activated by the controller, making it possible to lessen the work load of the host system.

Types of RFID

Our software products can be adopted for use with any type of RFID tag system Read Only, Read/Write (Reusable) and/or Read/Write (Disposable), as described below.  Consequently, the type of RFID is not a barrier to use of our RFID software products.

Read-Only
Read accuracy is often a critical factor in choosing RFID.  With fixed position barcode readers, achieving a first-pass read accuracy of 95% to 98% is quite respectable. Depending on environmental conditions and maintenance, barcode read rates often decline to less than 90% over time. In most environments, RFID can achieve 99.5% to 100% first-pass read rates, according to a white paper issued by Nokia Inc. in April 2006 entitled “Radio Frequency Identification Technology”.   Further, with no moving parts or optical components, maintenance is not an issue.

Read accuracy is often a critical factor in choosing RFID.  With fixed position barcode readers, achieving a first-pass read accuracy of 95% to 98% is quite respectable. Depending on environmental conditions and maintenance, barcode read rates often decline to less than 90% over time. In most environments, RFID can achieve 99.5% to 100% first-pass read rates.  Further, with no moving parts or optical components, maintenance is not an issue.

The demands of industrial environments also favor RFID. Some environments require data collection systems to operate while immersed in fluids, chemicals, dirt and heat. Examples include applications where tags and antennas transfer data while completely submerged in water, or even cases where tags pass through paint ovens at 240°C.

The value of RFID is further realized when considering line-of-sight requirements. With RFID, the tag does not have to be visible to the face of the reader. With the ability to penetrate most non-metallic materials (assuming the proper frequency is used), RFID tags can be embedded in totes, containers or even products. Moreover, these containers and products can be sealed in over-pack materials without any adverse effects on the data capture results.

Read/Write (Reusable)
In a more advanced system (read/write), RFID can be used as a dynamic electronic manifest, allowing users to reduce traffic on networks, link remote production stations and to backup host PCs or PLCs.  As an example of this electronic manifest, in automotive engine manufacturing, the tag is attached to an engine carrier. Routing and build instructions are written to the tag. As the engine and carrier approach the first station, the tag is interrogated by a reader/writer to determine whether or not the engine should be at the station. If affirmative, the build information is read off the tag and transferred to the local processor, there decisions are made on how to instruct the automated equipment. After the operations are performed, key quality data and/or production results are stored on the tag. This allows users to later investigate any quality issues across varying lots. In the case where the operation is unsuccessful, this failure is also written to the tag. Then, prior to reaching the next station, the engine is removed from the line and transferred to a remote rework station. At the rework station, the tag is read to determine how the engine must be repaired.

In the electronic industry, several companies are taking the electronic manifests even further, enabling production operations to continue even if the central server or host fails. Since a tag can combine with a local processor at a given station to communicate all build instructions to that station, operations can be conducted without any dependency on the network.

Read/Write (Disposable)
In an even more advanced state, disposable labels are applied to products during manufacturing and utilized throughout the entire supply chain (from manufacturing through retail and out to the customers). In essence, the RFID labels are used to create "smart products" that can communicate with their surroundings.

Applying RFID labels directly to television sets illustrates the value of creating "smart products." During production, RFID labels are applied to the inside of the televisions' housings. After utilizing the labels during production (as explained above), the labels accompany the "smart products" into the warehouse.  In the warehouse, the labels are used for either locating given model or routing different models to intended storage locations.  Further, with the ability of reader/writers to communicate with multiple labels in the same field, all televisions can be read or written to as they exit the warehouse, regardless of whether the televisions are stacked on pallets or transported separately.  This enables users to write destination information to the "smart products" and to record what has been shipped, providing the trigger for electronic billing.  Upon reaching the retail warehouse, the "smart products" are read upon entering the building, providing instant receipt into inventory and automatic payment clearance for suppliers.  The "smart products" are then tracked into the retail outlet where the label is used for anti-theft and real-time inventory.  Finally, as the televisions leave the outlet, key customer and product configuration information is written to the RFID labels. If a customer returns a given television set to the Service Center (or affiliated Service Center), the product's complete record is pulled up on a computer monitor prior to the customer reaching the service counter, bringing service to a new level.

 The example reveals how "smart products" not only save money throughout the supply chain, but also add value for the customer. This value-added feature is being used by manufacturers (and retailers) to distinguish their products against competitive offerings, enabling the manufacturers to increase sales and/or margins.

EPC Network (Auto-ID)
The concept of EPC Network comes from Auto-ID and these words are used interchangeably.

Automatic identification, or Auto-ID for short, is the broad term given to a host of technologies that are used to help machines identify objects. Auto identification is often coupled with automatic data capture. That is, companies want to identify items, capture information about them and somehow get the data into a computer without having employees type it in.

The aim of most Auto-ID systems is to increase efficiency, reduce data entry errors, and free up staff to perform more value-added functions. There are a host of technologies that fall under the Auto-ID umbrella. These include bar codes, smart cards, voice recognition, some biometric technologies (retinal scans, for instance), optical character recognition, radio frequency identification (RFID) and others.

The EPC Network (Auto-ID) is comprised of five fundamental elements:

EPC- The Electronic Product Code (EPC) is the next generation of product identification. Like the U.P.C. (Universal Product Code) or bar code, the EPC is divided into numbers that identify the manufacturer, product, version and serial number. But, the EPC uses an extra set of digits to identify unique items. The EPC is the only information stored on the EPC tag. This keeps the cost of the tag down and provides flexibility, since an infinite amount of dynamic data can be associated with the serial number in the database.

EPC Tags and Readers - The EPC Network is an RFID-based system that uses radio frequency to communicate between readers and tags. The EPC (a number for uniquely identifying an item) is stored on a special tag. These tags will be applied during the manufacturing process. In turn, using radio waves, the tags will “communicate” their EPCs to readers, which will then pass the information along to a computer or local application system.

Object Name Service (ONS) - The vision of an open, global network for tracking goods requires some special network architecture. Since only the EPC is stored on the tag, computers need some way of matching the EPC to information about the associated item. That’s the role of the Object Name Service (ONS), an automated networking service similar to the Domain Name Service (DNS) that points computers to sites on the World Wide Web.

Physical Markup Language (PML) - The Physical Markup Language (PML) is a new standard “language” for describing physical objects. When finalized, it will be based on the widely accepted extensible Markup Language (XML). Together with the EPC and ONS, PML completes the fundamental components needed to automatically link information with physical products. The EPC identifies the product; the PML describes the product; and the ONS links them together. Standardizing these components will provide “universal connectivity” between objects in the physical world.

ALE (Application Level Events) - ALE is software technology designed to manage and move information in a way that does not overload existing corporate and public networks. ALE uses a distributed architecture, meaning it runs on different computers distributed through an organization, rather than from one central computer. ALEs are organized in a hierarchy and act as the nervous system of the new EPC Network, managing the flow of information.

With this new EPC network, computers will be able to “see” physical objects, allowing manufacturers to be able to track and trace items automatically throughout the supply chain. This technology will revolutionize the way companies manufacture, sell and buy products.

RFID Market

Background
In recent years, the most RFID markets have experienced considerable growth in the size of orders experienced by companies in this market segment.  For example, there was a 900 million China ID card commitment delivered in 2008, which is more than ten times anything that came before.  In 2007, UPM Raflatac landed an order to supply 30 million RFID tickets a months to Moscow transport system.  In August 2006, Confidex secured an order in China for 125 million smart tickets.  Prior to that order, the largest single orders worldwide for such tickets were 50 million and 20 million units in 2005 and 2004, respectively. In March 2006, Savi Technology won a $25 million order from the US Military for RFID systems; the previous largest order for military RFID systems was $111 million. In August 2006, RF Code secured an order from SYMX in the U.S. for $30 million real-time monitoring software (“RTLS”), which was much larger than any previous orders for RTLS.

According to the IDTechEx RFID Market Report, the usage of RFID is expected to migrate to East Asia as the dominant manufacturing territory.  As the manufacture of RFID hardware and software moves to East Asia, it is expect that the execution of services such as system integration will move there as well.  China already has 85% of the world’s manufacturing capacity, for products of all sorts and it will tag exports to Western requirements. China is already executing the largest RFID order by value (over one billion national identification cards for adults equal to six billion dollars (including systems)).   The IDTechEx RFID Market Report indicates that China has a policy of making its own requirements throughout the RFID value chain as soon as possible.  RFID is leapfrogging technologies such as magnetic stripes and barcodes, according to the IDTechEx RFID Market Report.

RFID Market size
In 2009 the value of the entire RFID market was expected to be $5.56 billion, up from $5.25 billion in 2008.   This includes tags, readers and software/services for RFID cards, labels, fobs and all other form factors. By far the biggest segment of this is RFID cards, and $2.57 billion of the total $5.56 billion being spent on all other forms of RFID - from RFID labels to active tags.   In the Korean and Thai markets, we are still a small player, in terms of size and revenue.  However, we have been in the RFID software industry since 2003.  We also offer a total solution to our customers, including RFID  hardware at competitive prices as we expect to earn little profit from hardware sales; our focus is on profit margins from sales of our software and our expertise in integrating our software with RFID systems.   When our projects involve hardware, we integrate our software into the hardware prior to delivery to our customers. As a smaller company with seven years experience in the RFID middleware industry, we are able to respond quickly and flexibly to the needs of our customers.  In addition, because we have a seven year history of projects in the RFID industry in our current target markets of Korea and Thailand, we believe that we have a stable but growing competitive position as we use our experience in these markets as a marketing tool to attract new business.

$ Billions

Source: RFID Forecasts 2007-2017, IDTechEx, 2007

The tagging of pallets and cases as demanded by retailers (mostly in the U.S.) will use approximately 225 million RFID labels in 2009.  RFID in the form of tickets used for transit will require 350 million RFID tags in 2009. The tagging of animals (such as pigs and sheep) is now substantial as it becomes a legal requirement in many more territories, with 105 million RFID tags being used for this sector in 2009. In total, 2.35 billion tags will be sold in 2009 versus 1.97 billion in 2008.

As a summary from the latest research by IDTechEx, by 2017, the market value will be over five times the size of the market compared to 2007, but the number of tags supplied will be over 350 times that of 2007, driven by the development of lower cost tags and installed infrastructure which will enable high volumes of articles to be tagged.

Source: RFID Forecasts 2007-2017, IDTechEx, 2007

Opportunities in the RFID Market

We expect the future emphasis for RFID products to shift towards process based solutions.  End user processes are highly diverse and require RFID systems to integrate with their existing AIDC infrastructure. Such process-centric solutions need to have high levels of flexibility incorporated into the design to ensure that customized requirements are taken care of.  Even within manufacturing sectors, there is a higher focus towards monitoring work-in-progress (WIP).  High process efficiency levels have a direct impact on the overall productivity and profitability of the enterprise.   Whatever be the vertical / application market opportunity, end-users are likely to exhibit faster adoption rates when there is a clear convergence of RFID technology and existing business processes in place.

Source: RFID Opportunities in 2008, Frost & Sullivan, 2007

The pharmaceutical industry is expected to emerge as an important vertical industry for RFID by 2017, in which going from sales of $90 million in 2007 to $2.05 billion, according to the IDTechEx RFID Market Report. The regulatory environment requiring compliance with various state e-pedigree laws is among the biggest drivers for the vertical market. Large distributors are leading the way in terms of deployment and utilizing RFID data to drive their internal processes forward.  Early adopters and pharmaceutical manufacturers are continuing their RFID projects and this is likely to further increase traction within the vertical market.

Healthcare distribution chains are another area of opportunity and which is project to be the largest use of RFID tags in the healthcare area through 2017, according to the IDTechEx RFID Market Report. Innovative uses of the technology include hospitals deploying RFID-enabled refrigerators for consignment of high value drugs that are extremely sensitive to temperature changes. The appliances enable constant monitoring of the drug’s quality. Combining RFID / RTLS systems with existing Wi-Fi networks and hospital infrastructure systems is also expected to continue adoption rates in 2010.  Patient tracking applications are likely to present a good opportunity for products that integrate both RFID and barcodes (2D technology).

The retail supply chain will continue to incite interest and large suppliers are expected to see most of the deployments through 2017, according to the IDTechEx RFID Market Report.  RFID vendors are likely to witness greater success by targeting suppliers who work with mandated retailers or retailers that have adopted the technology at the store level. Tagging at the manufacturing / supplier facility alone will not result in true value since the downstream benefit is not there when retailers have not invested in RFID. High value categories such as apparel, footwear and media are likely to have higher adoption rates of RFID technology. The opportunity in the vertical lies in delivering RFID solutions that can be integrated and scaled up with the existing retail network in place.

In-store and point-of sale (POS) applications are emerging as key areas of interest for RFID deployments. Retailers are evaluating RFID applications that enhance the overall shopping experience for the customer. The momentum is particularly strong in Europe and Asia where there is a higher emphasis on item level tagging. For example, by 2007 the British retailer Marks & Spencer had RFID tags on its apparel in 120 stores.   By tagging individual items at the store level, RFID-enabled mirrors and electronic displays enable the customer to view, select, and locate related / different items within the store.

The decision by Airbus in July 2009 to implement RFID systems based on its earlier pilot program is a positive driver for the overall adoption within the vertical market.   Airport baggage handling applications are another volume-driven RFID opportunity that is expected to witness pilot programs and deployments in coming years.  Projects in the past few years in Milan, Italy, Argentina, UK, Australia and Thailand reflect the technology’s gaining popularity outside North America.  Sales of RFID systems for the air industry is projected to reach $755 million by 2017, according to the IDTechEx RFID Market Report.

The strong need for track and trace capabilities in chemical and petroleum industries is expected to increase the demand for RFID within these markets.    Oil & Gas RFID Solution Group (“OGR”) was established several years ago as an alliance of subject-matter experts, academic researchers and technology providers and a handful of leading petroleum companies.  The OGR members have been engaged in identifying and defining a plan for the development and deployment of RFID technology within the petroleum and chemical industry. Most petroleum products need to be certified, according to the American Petroleum Institute, which requires manufacturers to provide a documented history of the product.  Efforts by the Chemical Industry Data Exchange (CIDX) in aligning itself closely with EPCglobal are expected to support chemical companies in furthering their RFID deployments.

Our Products

Our software products can be adopted for use with any type of RFID tag system Read Only, Read/Write (Reusable) and/or Read/Write (Disposable), as described below.  Consequently, the type of RFID is not a barrier to use of our RFID software products.

Our software product development is done by employees.  We have not used any consultants or otherwise outsource our software product development to third parties.  We spent a limited amount on research and development in 2009, which was primarily on salaries for our software development employees, and because we expended large amounts on research and development spent in 2007 and 2008.  We expect to increase our research and development in 2010.

For the year ended December 31, 2010, approximately $15,050, or 8.3% of total sales, was attributable to sales of our URISware; approximately $16,900, or 9.4% of total sales, was from the sales of RFID hardware; approximately $11,300, or 6.3% of our total sales, was attributable to sales of URISwis; and approximately $4,700, or 2.6% of total sales, was attributable to sales of URISpagent.   These amounts do not include the revenue attributable to the integration of the software products into the client’s systems.   We had total sales of all of our software products in 2010, net of integration revenue, of $30,900, or approximately 17.1% of total revenue in 2010.  The balance of our total revenue in 2010 consisted of (a) $140,614 attributable to the integration of the software products into the client’s systems and (b) $40,111 which was attributable to hardware sales  (which does not include the software which we integrate into such hardware).  A description of these and other products is set forth below.

URIS Network Group - Total system of EPCglobal Network

Clavis Technologies URIS Network Group is a RFID integrated solution for customizing RFID data into enterprise applications by progressively collecting and managing RFID data stream. Clavis Technologies RFID Framework is a proprietary framework from Clavis Technologies that integrates and manages a whole system, and complies with EPCglobal standards. Therefore, because URIS Network Group is built upon the Clavis Technologies RFID framework, it ensures performance enhancement and system monitoring, diagnosis, and recovery.

URISware
URISware is ALE (Application Level Event)-compliant RFID Middleware software solution.  It transforms RFID data into user readable information which are then translated, filtered, and grouped by data patterns. Finally, URISware combines refined data sets and broadcasts them upon entry of corresponding reporting and event triggering conditions.

The architecture of URISware

The advantages of our URISware are:

Stability	●	Uses Clavis Technologies own URIS Framework to realize the optimized RFID middleware
	●	Reliable stability by using lightweight system that minimizes use of resource
	●	Maximizes convenience of operators and administers and system stability by auto-monitoring, diagnosis and recovery
	●	Transaction circumstance for multi-tier under the distributed system structure
	●	Efficiently manage the process by PTM (Process Transaction Manager)
Compatibility	●	Supports varied codes (64bit/96bit/128bit etc.)
	●	Provides interfaces to connect with varied solutions (ERP, WMS, Legacy system etc.)
	●	Provides varied communications protocols (TCP/IP, HTTP, TCP, SMTP etc.)

Scalability	●	Supports integration of EPC Global Architecture-based products and URIS products by Plug-in
	●	Applies user-defined business models
Standards	●	EPCglobal Network ALE Specifications
Compliance	●	EPCglobal TDS(Tag Data Standard) Specifications
	●	EPCglobal TDT(Tag Data Translation) Specifications
	●	ISO and Mobile RFID Specifications

URIS Network Group has gradually specialized in these industries.

Logistics, Manufacturing, and Retail
We developed a single window-based integrated solution to track moving quantities of products globally and to provide Discovery Services, tracking products’ histories per each domain in logistics, manufacturing, and retail industry that should be tied to show whole flow of Supply Chain Management (SCM).

Aerospace
We have focused on Ultra High Frequency (UHF) RFID system to handle passengers’ baggage accurately and promptly as well as provide passengers with convenient services such as a carousel indicator system, showing a passenger’s seat number,  when his or her baggage arrives on a carousel and specialized EPCIS, showing the tracking information of baggage in real time for aviation.

Casino
Unlike prior RFID-based casino solutions which focused on HF RFID, we have developed the UHF RFID casino solution to apply various applications without considering a read rage in RFID system. In additions, we have developed RFID-based casino hardware with Alien Technology Asia (ATA) to operate with our UHF RFID casino solution. This system will change manual works (e.g. reports of rolling game, betting management) into automated works.

Education
We have provided efficient turnkey RFID solutions, including other technologies that universities and institutes require, to build u-Lab or u-practical room with real demo programs that are based on our various implementation cases.

Asset Management (For All Industries)
We have developed RFID-based asset management solutions which are integrated with R3 and ERP of SAP to be implemented system wide.  This solution can accept barcode system simultaneously so companies can use this system with flexibility.

URISpagent
URISpagent is a hardware device interface software system. It controls RFID Readers and sensors, collects tag and sensory information to build RFID data set and then reports a list of formatted RFID message to data consuming servers.

The architecture of URISpagent

The advantages of our URISpagent are:

Stability	●	Uses Clavis Technologies own URIS Framework to realize the optimized RFID system
	●	Reliable stability by using lightweight system that minimizes use of resource
	●	Maximizes convenience of operators and administers and system stability by auto-monitoring, diagnosis and recovery
	●	Transaction circumstance for multi-tier under the distributed system structure
	●	Efficiently manages the process by PTM (Process Transaction Manager)
Compatibility	●	Supports varied vendors’ RFID devices (Alien, Symbol, LS Industrial Systems etc.)
	●	Supports varied codes (64bit/96bit/128bit etc.)
	●	Provides varied communications protocols (TCP/IP, HTTP, TCP etc.)
Scalability	●	Supports integration of EPC Global Architecture-based products and URIS products by Plug-in
	●	Applies user-defined business models
Standards	●	EPCglobal Network ALE Specifications
Compliance	●	EPCglobal TDS (Tag Data Standard) Specifications
	●	EPCglobal TDT (Tag Data Translation) Specifications
	●	ISO and Mobile RFID Specifications

URISors
URISors is an object name service software solution. It points an Electronic Product Code (EPC) querier to network addresses where information on the EPC is stored. Also it defines and manages corresponding EPC information of RFID tags to support the automated networking service.

The architecture of URISors

The advantages of our URISors are:

Stability	●	Uses Clavis Technologies own URIS Framework to realize the optimized RFID ONS (Object Name Service)
	●	Reliable stability by using lightweight system that minimizes use of resource
	●	Maximizes convenience of operators and administers and system stability by auto-monitoring, diagnosis and recovery
	●	Transaction circumstance for multi-tier under the distributed system structure
	●	Efficiently manages the process by PTM (Process Transaction Manager)
Compatibility	●	Supports varied codes (EPC, ISO, UCODE, GS, IATA, mobile code etc.)
	●	Provides varied communications protocols (HTTP, TCP, UDP etc.)
Scalability	●	Supports integration of EPC Global Architecture-based products and URIS products by Plug-in
	●	Applies user-defined business models
Standards	●	EPCglobal Network ONS
Compliance	●	EPCglobal TDS (Tag Data Standard) Specifications
	●	NIDA (National Internet Development Agency of Korea) ODS

URISwis
URISwis is an information service solution. It consists of EPC information server and an interface for accessing EPC-related information. The information server contains EPC-related information and business data such as date of manufacture, date of expiration, and price. The interface is EPCIS-compliant and consists of a Query and Capture Interface to extract and provide EPC and business information.

The architecture of URISwis

The advantages of our URISwis are:

Stability	●	RFID EPCIS uses Clavis Technologies own URIS Framework to realize the optimized RFID system
	●	Reliable stability by using lightweight system that minimizes use of resource
	●	Maximizes convenience of operators and administers by the web-based management console
Compatibility	●	Has independent Capture/Query Interface for any kinds of languages
	●	Provides Web Service interfaces to connect with varied solutions (ERP, WMS, Legacy system etc.)
	●	Provides varied communications protocols (HTTP, SOAP etc.)
Scalability	●	Supports expansion attributes for event types
	●	Supports Capture Interfaces of standards and user-defined master data
	●	Queries event and master data by varied parameters
Standards	●	EPCglobal Network EPCIS Specifications
Compliance	●	HTTP POST for the Capture Interface
	●	SOAP standard for the web service binding

URIS RTLS Solution
URIS RTLS Solution is real-time monitoring software that tracks a location and condition of each active RFID tag, alerts based on non-approval situations, backs up data of tracking histories of active RFID tags, and records other movements or changes after office hours.  We have focused our URIS RTLS solutions on hospitals’ services such as patient monitoring systems and company security systems for visitor tracking systems that restrict access to facilities and information.

URIS Mobile RFID Platform
Clavis Technologies’ URIS Mobile RFID Platform is a mobile RFID integration software solution to accommodate a various kind of code systems such as EPC and mCode. A RFID-Equipped cell phone reads and transforms a RFID tag code by its corresponding coding scheme. Our URIS platform consists of Service Gateway, ODS Resolver, History Manager and Tag Manager. We have developed our URIS Mobile RFID platform to provide the mobile search services by mobile phone attached a RFID Reader that can catch up data around users to search information in real time.  We will also provide Mobile RFID Gateway to integrate with the mobile internet easily and rapidly.

The architecture of URIS Mobile RFID Platform

URIS Service Gateway
Service gateway detects and translates code information from tags as well as authenticates who is user. There are three components, (1) Event Detection, which detects information, such as EPC, mCode, micro-mCode, and mini-mCode, from terminals, (2) Code Translator, which translates code information (EPC, mCode, micro-mCode, and mini-mCode) into URN/FQDN form and (3) User Authentication, which checks  the user authentication based on user information which came from terminals.

URIS ODS Resolver
ODS Resolver searches for location of server which has object/service information related with Tag code.  It has DNS Controller which can provide URL list of object/service information which is equivalent to RFID tag codes in DNS and directory service that manages object/service /URL information.

URIS History Manager
History Manager manages code/history information recorded in RFID tags and generates serial numbers. There are 4 components:  (1) Event Processor for receiving/ recording/ inquiring issued/ sensed events which came from Tag Manager and terminals, (2) Serial Generator that generates and manages serial numbers, (3) Object Information for  collecting/ saving/ inquiring information of RFID tag codes, and (4) Tracking Information for  providing history information service to see integrated history information which is distributed.

URIS Tag Manager
Each code system (EPC, mCode, micro-mCode and mini-mCode) is managed by Tag Manager (registration, issuing, and disusing).  Tag Manager has a Code Generator that generates code which is compatible with each code system (EPC, mCode, micro-mCode and mini-mCode), Tag Register (which can generate and disuse codes as well as manages the code system), and Tag Printing that prints managed codes with a tag printer.

u-Financial Solutions
Our u-Financial Solution has focused on u-Financial Portal system that provides m-Banking and m-Stock by mobile phone, PDA and other portable devices in retail market.  In the business to business market, we have developed u-Voucher, authenticated by RFID or 2D barcode that can be used to provide payment services of public institutions.

m-Banking Solution
Clavis Technologies released the m-banking solution based on two different platforms, each providing the same services – such as inquiring view of accounts, accounts transaction history, view of checks and exchange rates; transferring service; credit card service; and other typical banking services.

The system overview of m-Banking Solution

m-Stock Solution
Clavis Technologies released the m-stock solution based on WIPI (Wireless Internet Platform For Interoperability), the Korean Wireless Internet Standard, providing such services as Quotes, Pre-Order, ECN (Electronic Communication Network) and Account services.

Product Upgrades and Diversification

URIS Network Group

Following the Latest Updated World Specification
The first version of URIS is made by C# and based on.NET.  Clavis Technologies has prepared the new version URIS based on JAVA to support UNIX and Linux platforms to provide extensible services for all kind commercialized operation systems and platforms. Clavis Technologies plans to upgrade the URIS core transaction engine supporting EPC Network specification Version 1.1 to be the global RFID solution.   We will perform this update annually during the third and fourth quarters.

Expanding Enterprise Application Interfaces
Clavis Technologies expects to upgrade the business logics of URIS Network Group for each step of the enterprise RFID section supporting applications of industries of Government, CPG, Heath Care, Logistics, Manufacturing, and Retail based on customers’ needs as well as Clavis Technologies’ knowledge accumulated   since 2003.  Considering various Database Management System (DBMS) and backend systems, these interfaces will be modulized to integrate easily and rapidly with minimizing errors.  We are in the process of securing a partnership with SAP Korea, which we expect will be finalized in the second quarter of 2011.  We also expect that after we have the partnership with SAP Korea in place, we will perform this upgrade during the third quarter of 2011.

Enhancing Voluminous Transaction Capability
Because of the voluminous transactions that we expect will be appearing in the specific industrial area (i.e., distribution, logistics, etc.) in near future, Clavis Technologies has enhanced the transaction capability to develop an advanced RFID application platform to deploy in any industry stably and immediately.

URIS RTLS Solution

Handling an extensive scale of Active RFID tags’ data
Based on customers’ requirement, Clavis Technologies expects to upgrade the data processing to provide data storage of a large scale of active RFID tags’ data as well as various monitoring and reporting functions especially in small areas or limited areas where consumer security is a high priority.   Such updates will be made each year and are dependent on the requirements of any given projects in such year.

Ultra-Wideband (UWB) Application
Clavis Technologies will gradually focus on this application as UWB becomes more widely used. UWB allows for high data throughput with low power consumption for distances of less than 10 meters, or about 30 feet, which is very applicable to the digital home requirements.   We expect to have a UWB application by the end of 2011 for anticipated project at Korean steelmaker.

 URIS Mobile RFID Platform

Developing the Mobile RFID Middleware
Clavis Technologies expects to develop the new version RFID middleware that can be embedded in mobile or PDA, as a personal device (as opposed to PDAs and hand-held devices used for industrial purposes), that can provide people with the unique and individual RFID services comparing with enterprise services in near future.   We expect to develop this mobile middleware by the third or fourth quarter of 2011, provided we finalize our partnership with Innoace (a Korean mobile solutions provider).

u-Financial Solution

Developing the m-Payment Platform
Clavis Technologies expects to develop various m-Payment platforms (i.e., Transportation card, Credit card, Debit card, Point card, Cashback Credit card, e-Purse, Micro-payment etc.) to provide unlimited payment ways by a mobile handset (using a short-range wireless connectivity technology commonly referred to as Near Field Communication (NFC) services).   We expect to develop this mobile payment platform the end of the second quarter of 2011.  We are currently with Bizmodeline to negotiate NFC-based services with one of the major Korean credit card companies.

Developing u-Voucher Solution
Clavis Technologies expects to develop u-voucher solution based on 2D bar codes by mobile internet and RFID tags by mobile RFID system to provide fast and easy payment service to users.   The Korean Ministry of Health and Welfare wants a u-Voucher system developed.  During 2010, we were a consultant to the Korean Ministry of Health on the u-Voucher.  Based on the results of our consultancy, we expect to complete the main functions of u-Voucher  by the end of the second quarter of 2011 and complete the development of the u-Voucher solution by the end of the third quarter of 2011.

Developing the m-Financial Portal Service Platform
Clavis Technologies will upgrade m-banking solution depending on mobile system applications that banks plan to deploy in their works firstly and then develop the m-Financial portal service platform, especially enhanced for m-Payment ways, integrated Clavis Technologies m-banking service platforms with other companies’ m-stock service platforms.   We expect to develop this platform by the end of 2012.

Strategic Relationships

EPCglobal

The EPCglobal consortium develops industry standards for the use of RFID technology in supply chains. EPCglobal is the organization entrusted by industry to establish and support the EPCglobal Network™.  The EPCglobal consortium also is involved in the development of EPCglobal Standards via EPCglobal’s Action & Working Groups and the EPCglobal Certification and Accreditation Program testing.   Clavis Technologies joined EPCglobal as a member in 2004.  A member of EPCglobal is called a “subscriber.”  EPCglobal classifies subscribers into two general categories: end-users and solution providers. End-users include manufactures, retailers, wholesalers, carriers and government organizations.  Solution providers are organizations that help end users move goods through the supply chain. Solution providers include hardware and software companies, consultants, systems integrators, and training companies (such as Clavis Technologies).  As a solution subscriber, we participate in EPCglobal’s various EPCglobal Action and Working Groups which  address standard specifications, business issues, software issues and other matters.

IBM Korea
We developed SCM based on Auto-ID System for Sales of IBM Korea in Korea.  Our RFID middleware is customized for IBM platforms such as DB2 and Websphere,   In 2004, we commenced a two year contractual partnership with IBM Korea in which we analyzed IBM RFID software for IBM as well as prepare seminar materials to introduce IBM RFID solutions.  Although our contractual partnership ceased in 2006, we still maintain personal relationships with IBM Korea’s staff from which we exchange advice and analysis on RFID business issues.

Bizmodeline
In 2010 we entered into a memorandum of understanding with Bizmodeline to jointly develop with them RFID-enabled Near Field Communications (NFC) business.  Bizmodeline holds 2,700 patents and provides m-Financial, Authentication and Radio communication solutions.  We will development RFID-enabled NFC application based on service models developed by Bizmodeline, using Bizmodeline’s patents for financial, billing, RFID and NFC.  We will also supply the required hardware for the NFC solutions.

UbizValley
In 2010 we entered into a memorandum of understanding  with UbizValley for jointly developing RFID mobile service systems.  UbizValley develops solutions for Fixed Mobile Convergence (FMC) environment for public and private entities.  FMC is the seamless connectivity between fixed and wireless telecommunication networks.  In working with UbizValley, we will develop the RFID system with various applications in the mobile business area.  UbizValley will develop the mobile and Internet part of the RFID system.  We expect that UbizValley will play an important role for us in the mobile internet development to provide mobile services to credit card companies.

RFID Systems and Mobile RFID System
We have provided RFID middleware and hardware and consulting on RFID systems with many major Korean corporations.  We are also developing with Korea’s major telecommunication companies, SK Telecom and KTF, new mobile Internet business.  In addition, we have completed projects with major Korean financial institutions towards developing mobile banking capabilities.

Our Intellectual Property

Because our RFID middleware is based on the open standards by EPCglobal, we do not maintain any copyright protection for our RFID middleware.  However, in the future, we expect to submit patents for unique applications of our RFID middleware.

Legal and Regulatory Requirements

In general, we do not have to comply with any special legal or regulatory requirements to conduct our business.  In Korea, in order to bid on government projects, we have to register with the Korean Public Procurement Service.  If we seek government projects in our countries, we expect would have to register with a government agency to submit a bid on any such government project.   In addition, in the third quarter of 2011, we expect to submit an application for certification of our URISware software by EPCglobal.  We expect to submit applications for certification of our other software products by EPCglobal during the fourth quarter of 2011.  Generally, it takes six to eight weeks to get software certified by EPCglobal.  While this certification is not a legal or regulatory requirement to conduct business, it will make it easier for us to conduct our business because it will be a comfort to potential customers that our products comply with the EPCglobal Gen 2 standard.

The EPCglobal certification program is composed of two testing at EPCglobal certified testing facilities; such a certified facility is located in Seoul, Korea.  The first phase of testing is the “conformance testing” which is used to verify that the EPC hardware and EPC software (such as our RFID middleware) complies with the EPCglobal standards.  The second test is the “interoperability test”, which is used to determine the ability of difference compliance certified products with other compliance certified products. EPCglobal created a new mark that it has started providing to solution providers who have had their hardware and/or software certified by EPCglobal.  Products carrying the new mark represent that the eligible product has successfully demonstrated all applicable mandatory testing for both conformance and interoperability requirements.  After we get our software products certified by EPCglobal, we will be permitted to put the EPCglobal Certification Mark on our website and marketing materials.

Suppliers
While we develop our own software, we have four main hardware suppliers:  Alien Technology (a provider of RFID hardware manufacturer), NextID (a reseller of AeroScout Wi-Fi based Active RFID products), Onnuri Electronics (a reseller of ATID Company hardware for mobile RFID) and LG Industrial System (a Korean manufacturer of RFID equipment).  We are not dependent on any one supplier for our RFID hardware, and we could replace any such supplier in a reasonably quick time frame.

Competitors
Some of our main competitors are Reva Systems, GlobeRanger, OATSystems and RedPrairie.  Some of these competitors have substantially greater financial and personnel resources than we do.

Reva systems
Reva Systems develops radio-frequency identification (RFID) network infrastructure products that enable customers to rapidly deploy scalable solutions in any environment.  Reva's standards-based Tag Acquisition Processor (TAP) appliances facilitate improved system performance, manageability and security while significantly lessening implementation time and complexity.  Reva products are delivered by a global network of partners and deployed worldwide across a range of innovative applications spanning industries such as Aerospace, Contract Manufacturing, Discrete Manufacturing, Consumer Packaged Goods, Retail, Consumer Electronics, Logistics, and Healthcare/Life Sciences.  Reva was founded in 2004, and is headquartered in Chelmsford, Mass.

GlobeRanger
GlobeRanger is a provider of RFID and mobility software solutions.  GlobeRanger owns an innovative platform, iMotion, which provides the critical software infrastructure that transforms real-time data, from the edge of the enterprise, into actionable information. iMotion serves as the foundation for GlobeRanger and its partners to rapidly develop, deploy, and manage RFID and mobile applications.  Founded in 1999, GlobeRanger is headquartered in Richardson, Texas.

OATSystems
OATSystems, Inc. founded in 2001, is the developer of deployed standards-based RFID solutions. OATSystems has worked closely with MIT's Auto-ID Center, to develop many of the key standards and technologies that make commercial deployments of RFID possible. OATSystems' Senseware - the company's flagship product - provides a complete and powerful standards-based RFID solution for companies in the retail, CPG, manufacturing, pharmaceutical, and logistics markets. Checkpoint Systems, Inc. (NYSE: CKP), a leading manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry and its supply chain, acquired OATSystems in June 2009, and OATSystems is operating as a division of Checkpoint.

RedPrairie
RedPrairie, founded in 2003, developed RFID-enabled suite of supply chain execution solutions and applications for international trade logistics, mobile resource management, supply chain security and inventory optimization to address the broader needs for global supply chain management and security. RFID technology is an integral part of RedPrairie’s supply chain suite.  RedPrairie has also created RFID Igniter™ and RFID Accelerator™. These applications can be easily integrated (“bolted on”) with any ERP or distribution system.

Marketing
To market our products and services, we plan to leverage our relationships with RFID organizations, primarily EPCglobal, as well as our prior customers and major RFID hardware vendors.   We have a good working relationship with a number of Korean companies, such as LG Electronics and SK Telecom, from which we hope to leverage additional business both within Korea and in Southeast Asia.

We expect to sell our products and services through three channels:

1.	Direct to end user through our own sales force;
2.	Through a third party that will purchase our products on an ad hoc basis; and/or
3.	In conjunction with our number of strategic partners.

Our objective is to generate approximately 30% of our sales from direct selling efforts and approximately 70% of sales to be generated through third parties (such as existing and prior customers as well as vendors and strategic partners).

Our Research and Development

URIS Network Group
As a main product in our company, we have prepared URIS Network Group to specialize in the EPC Interface based on global standards to apply them to real industrial fields more efficiently and to get the certification from EPCglobal.  In additions, we plan to provide URIS duplex Monitoring System (MTS) that monitors RFID hardware and EPCglobal Network servers as well as notices the system administrator to check up when an error is happened.

URIS RTLS Solution
We plan to develop a RTLS Data Hub system that can accept both technologies, Active RFID and UWB, to process the collected data from various RTLS hardware simultaneously. The user interface of the monitoring system program will be improved by using Flex and Flash to improve the legibility of the user data. Such technology show efficient results when large-scale tags are used in a specific space.

Mobile RFID Platform
We are interested in mobile RFID client software that can be embedded in a mobile phone to process RFID tags data with integrating a mobile software platform. This is a critical technology of Mobile RFID system and takes part as a significant mechanism. We plan to engraft the integrated technology between EPCIS and Discovery Service to realize mobile search services integrated with RFID tags and objects’ information.

u-Financial Solution
The technological development strategy of u-Financial Solution accepts a mobile payment mechanism using the biological information of the user in order to promote the security of the original u-Financial Portal. We plan to accept a mobile payment technology that allows financial payment less than US$30 using credit card information inserted in a portable device’s chip and contains biological identification mechanisms (e.g., fingerprint or iris) to strengthen the security level.

Employees

As of December 31, 2010, we had 7 full-time employees, three of whom are involved primarily in financial management and administration of our company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 2,665 square feet for our executive offices located at #1564-1, Seojin Bldg., 3rd Fl., Seocho3-Dong, Seocho-Gu, Seoul, Korea 137-874. We have extended our lease until January 31, 2013.   Our monthly rent is approximately $4,598.  We believe this space is suitable for our present operations and adequate for foreseeable expansion of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party in any legal proceedings.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 2, 2010, the Financial Regulatory Authority declared our common stock eligible for quotation on the OTC Electronic Bulletin Board under the symbol “CTLH.”  Since that date, no shares of our common stock has traded on the OTC Bulletin Board.

Our Transfer Agent

We have appointed Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, phone number 732-872-2727, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Dividend Policy

We have never declared or paid any cash dividends on our shares of common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Holders of Common Stock

As of  April 15, 2011, the shareholders' list of our shares of common stock showed 64 registered shareholders and 62,375,200 shares issued and outstanding.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, such as those set forth in the “Risk Factors” section of our registration statement on Form S-1 (SEC File No. 333-164589).  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

Clavis Technologies has been providing RFID-enabled solutions, including business processes, based on the EPCglobal standard s to various industrial markets as a vendor of RFID technology since 2003. As Clavis Technologies combines its products, expertise, partnerships and integration capability into solutions for a wide range of device computing applications, Clavis Technologies enables its clients to tap into the wealth of data captured by networked devices such as RFID readers or handheld devices to extend the quality of valuable information to any device where companies or their customers need.

Historically, Clavis Technologies has concentrated on the RFID business as a provider that sold only RFID middleware. As the RFID market has experienced significant growth recently, Clavis Technologies has launched its framework-based product packages, which has been developed since 2003, including added-value RFID applications that can be customized for a broad range of industries.

Currently, our results are heavily dependent upon sales to the retail, financial and business to business markets. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.  For the year ended December 31, 2010, the two largest customers accounted for 81% of sales and for the year ended December 31, 2009, the three largest customers accounted for 66% of sales.  In 2009 Korea Pallet Pool Co., Ltd. (35.28%), The Korean Ministry of Unification (15.2%) and KTNetworks (15.44%) accounted for approximately 66% of sales.  In 2010, the Korean Ministry of Unification (52%) and  Shinsegae I&C (29%) accounted for approximately 81% of sales.

Partnerships with clients like KT Networks and Korea Pallet Pool have been mainstays of our business.  In 2009 KT Networks has been asked to diversify their partner base.  While they continue to do this in small projects they have indicated that their trusted partnership with Clavis is a strong one and they plan to continue that relationship for the long term.  However as an effort to support the community Clavis is working with some smaller firms to partner and support them on projects, thus allowing them to increase their opportunities with the larger firms like KT Networks.  In recent years Korea Pallet Pool has had financial issues related to a tragic accident and subsequent legal proceedings that have reduced their business outlook.  While we maintain them as a customer we realize that new projects from them may be limited in scope.  Therefore management is taking a conservative outlook on future projects with this steady and loyal customer.

Our business plan is to generate sustained revenue growth through selected investments in product development and marketing to include expansion of our business operations outside of software into the hardware.  Revenue growth may also be generated by acquisitions of other companies that we may identify to expand our product offerings and/or customer base.  We currently do not have any acquisitions targeted during 2011.  However we have significant increases in business opportunities and partnerships for the year and the next several year projections.   The launch of out framework-based product packages, which we have been developing and improving since 2003 will include added-value RFID applications that reach into multiple industries and will provide significant opportunities for the future partnerships.

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

Whatever the vertical / application market opportunity may be, end-users are likely to exhibit faster adoption rates when there is a clear convergence of RFID technology and existing business processes in place.

Some of our key market opportunities will likely include:

RFID-based Asset Management for Traffic Lights.   Our Target customers include Seoul’s Metropolitan government and 200 local autonomous entities.  With our partner KT Networks we continue high level communications and trail reviews of projects with the sales cycle of this project expected to close in the next several reporting periods.  We will coordinate this through another partner who will become the direct sales and support team for the products throughout the project life cycle.  Estimated revenues are above 2 million US Dollars.

RFID-based Chemical Management System for Chemical Laboratory Safety.   Our target customers include 100 universities and colleges and 500 public chemical laboratories and private companies.  With government sponsored regulatory requirements set to be put in place in the near future this will become a government mandate.  These institutions and our staff have been preparing for a number of years to fulfill this need and expect results in this year, with at least 5 confirmed deals ready for delivery, and additional transactions in near future.  Expectations of revenue will be approximately 300,000 US Dollar per university and 80,000 US Dollars per transaction at private labs.

Mobile Internet System. Our target customers include Korean telecom companies like SKT, KTF and LGT.  Several of these clients have requested partnership development deals with Clavis and we are currently working on product to include client/server based systems that interact with smart phones and other portable devises.  Other clients are also coming on as distribution partners that will provide our services to third parties.  Projects in this category are estimated at about 600,000 US Dollars for the near future sales cycle.

Education and Logistics companies.  We expect this to be an important target market for us in the next 24 – 36 months.  We are pursuing a project for the RFID-based Chemical Management System for Chemical Laboratory Safety to be installed in universities and colleges.  If we secure such a project, we would secure significant revenue over several fiscal years.  We also expect logistics to be an important market for us, especially for public (i.e., government) projects.

Expected Increases in Expenses

As a result of our becoming a public company and executing on our business plan to grow our business, we expect to experience an increase in our operating expenses, primarily in our professional fees.

While we currently have a range of products that we offer to our customers, we will be upgrading our existing products as well as developing new products to target new market opportunities (as discussed in the preceding two sections).  We will, consequently, hire additional software developers to perform the product creating and product upgrade services.  In addition to salaries, we expect to incur approximately $50,000 in additional expenses in connection with such product development and upgrade activities (such as purchasing more computers and software development products for the additional software developers we expect to hire).

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

Because we are now a public company, we will incur significantly greater expenses for professional fees, primarily account and legal expenses related to the preparation and filing of our periodic reports and any registration statements we may file.  We expect our audit cost will be approximately $75,000 per year, primarily in regard to the review of our quarterly reports on Form 10-Q and the audit of annual financial statements.  We also expect to incur approximately $60,000 per year for investor relations services and approximately $80,000 in legal fees, primarily for the preparation of our SEC filings and documents for capital raising activities.

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

We believe the following judgments and estimates have a significant effect on our consolidated financial statements:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations and our ability to realize the full value of our accounts receivables.  Accounts receivable are stated net of an allowance for doubtful accounts. The allowances for doubtful accounts were $0 and $1,927 at December 31, 2010 and 2009, respectively.

Inventory Valuation.   Inventories are stated at lower of cost or market.  Cost is computed on a first in, first out basis for raw materials and supplies.  Work-in-process, manufactured finished goods and merchandise goods are stated at the lower of cost or market.   We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory (as set forth above) and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In 2010our inventory markdown was $0 compared to $11,879 in 2009.

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

For the years ended December 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.  There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of recoverability of certain of the deferred tax assets, which arise from temporary differences between tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce our deferred tax assets to the amount that it is more likely than not to be realized. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdictions and tax planning strategies. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made. (See Note 12 of the annual Consolidated Financial Statements.)

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

In addition, the Company accounts for income taxes pursuant to the ASC 740. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audit issues in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our reserve for uncertain tax positions, including related interest, is adequate.

Pension Plans. We do not have unfunded pension plans either inside or outside the U.S.

Results of Operations – The year ended December 31, 2010 compared to the year ended December 31, 2009

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the years ended December 31,
	2010		2009

Net Revenues	181,000	100%	558,000	100%

Cost of Revenues	112,000	61.9%	427,000	76.5%

Gross Profit	69,000	38.1%	131,000	23.5%

Operating Expenses
Selling, general and administrative	406,000	224.3%	337,000	60.4%
Technical fees	336,000	185.6%	--	0%
Research and development	180,000	99.4%	45,000	8.1%
Total operating expense	922,000	509.4%	382,000	68.5%

Loss from operations	(853,000)	-471.3%	(251,000)	-45.0%

Other Income (Expenses)
Interest expenses, net	(62,000)	-34.3%	(40,000)	-7.2%
Other income (expenses)	9,000	5.0%	8,000	5.1%
Total other income (expenses)	(53,000)	-29.3%	(32,000)	-2.0%

Loss before income provision	(906,000)	-500.5%	(283,000)	-50.7%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(906,000)	-500.5%	(283,000)	-50.7%

Revenues.  Revenues decreased by approximately $377,000 or 68%, to approximately $181,000 for the year ended December 31, 2010 as compared to approximately $558,000 for the year end December 31, 2009.  The decline in sales was mainly due to a lower number of deliverables made for all projects and fewer contracts overall as compared to the 2009.  In the fiscal year 2009 we had completed more deliverables for our projects than we did for the fiscal year in 2010.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the year ended December 31, 2010 was approximately $406,000 an increase of approximately $69,000 versus a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the year ended December 31, 2010 was approximately $98,000, which was an decrease of approximately $10,000, or 9.4%, from the salaries expense of approximately $108,000 for year ended December 31, 2009.  This decrease can be attributed a cost reductions for temporary hires needed to support our business goals.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, increased by $153,000, or 140%, for the year ended December 31, 2010.  This increase is attributed to increases in legal and accounting fees associated with the Company’s S-1 registration filings.  We also increased marketing efforts to improve sales and our products awareness in the market place.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $74,000 from approximately $119,000 for the year ended December 31, 2009 to approximately $45,000 for the year ended 2010.  Rent and utilities expenses increased approximately $3,000, government tax and license fees increase approximately $1,000, These increases in fiscal year 2010, were offset by a decline in travel and entertainment expenses in fiscal year 2010 as compared to year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, the Company has recorded an expense of $336,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the year ended December 31, 2010.

Research and Development.  Research and development expense for the year ended December 31, 2010 was approximately $180,000, for the development of new products innovations needed to upgrade our current software products, an increase of approximately $135,000 from prior year.  For the year ended December 31, 2009, the Company’s investment in R&D was approximately $45,000.

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2010 were approximately $922,000, an increase of approximately $540,000, or 141.4%, from total operating expenses of $382,000 for the year ended December 31, 2009.  Total operating expenses for fiscal year 2010 increased mainly due the charge taken for technical fees of $336,000.  SG&A  increased approximately $69,000 and research and development increased approximately $135,000 as described above.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the year ended December 31, 2010 was approximately $62,000, an increase of approximately $22,000 from the 2009.   Other income for fiscal year 2010 increase approximately $1,000 over fiscal year 2009.  Total other income and expenses increased approximately $21,000, to approximately expense of $53,000 for the year end December 31, 2010.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the year ended December 31, 2010.  The income losses have created a deferred tax asset as of December 31, 2010 of approximately $12,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the year ended December 31, 2010 was approximately $906,000 as compared to a net loss of approximately $283,000 for the year ended December 31, 2009, an increase in net loss of approximately $623,000, mainly due to the reduction in sales revenue recognized ($377,000 decline), resulting in a gross profit decline of approximately $62,000, the technical fees charge of $336,000, discussed above and increases in SG&A and R&D expenses of approximately $204,000.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of approximately $93,000 and total current liabilities of approximately $1,222,000, resulting in negative working capital of approximately $1,129,000.  At December 31, 2010, our current assets consisted mainly of $54,000 for Capitalized costs on contracts and $34,000 for cash.  We have reported a net loss applicable to common shareholders of approximately $906,000 and $283,000 for the year ended December 31, 2010 and the year ended December 31, 2009, respectively.  These conditions raise liquidity concerns and substantial doubt about our ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from creditors.

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

Management estimates that it will need approximately between $500,000 to $700,000 to fund operations, capital and debt expenditures over the next twelve months ending December 31, 2010.  Our assessment of how to fund our cash needs, however, is based on assumptions concerning the cash provided from operating activities, funds available under current credit agreements, obtaining new loan agreements, loans from stockholders and issuance of stock for cash or services.  Funding steps may include but are not limited to equity stakes from private or public sources that will not significantly dilute the share value of current shareholders.    We have an oral agreement from Mr. Hwan Sup Lee, our Chief Executive Officer and a significant stockholder, to lend us approximately $450,000 to $500,000 if needed.  These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used in operating activities was approximately $504,000 for the year ended December 31, 2010 compared to approximately $383,000 use in operation for the year ended December 31, 2009, the increase in use of  cash from operating activities of approximately $122,000 is primarily attributable to the deceases in sales and the increased spending in operational activities.

Investing Activities

Net cash used in investing activities was minimal for the year ended December 31, 2010 and 2009; zero for 2010 and only $600 for 2009.

Financing Activities

Net cash provided by financing activities was approximately $536,000 for the year ended December 31, 2010 compared to approximately $391,000 for the year ended December 31, 2009.  For the fiscal year  2010 the majority of cash provided by financing activities was from proceeds received from the sale of preferred and common stock in the amount of  approximately  $505,000 and net advances from Stockholders in the amount of  approximately $302,000.    A portion of this funding was used to reduce  short-term borrowings, net of new borrowings in the amount of approximately $272,000.  For the fiscal year 2009, the majority of cash provided by financing activities was from proceeds received from the sale of common stock in the amount of approximately $451,000 and short-term borrowings, net of payments in the amount of approximately $91,000.  These proceeds were used to pay previously loans from stockholders, net of additional borrows in the amount of approximately $150,000.

Promissory Notes Payable

The Company has an operating line of credit of $44,007 with interest at the lender’s prime plus 2.53%. This credit line matures on June 24, 2011 and is guaranteed by the Korea Credit Guarantee Fund.  Amount outstanding as of December 31, 2010 was $35,654.

 As of December 31, 2010, the Company has borrowing outstanding in the amount of $89,136, from an unrelated party bearing interest at 20.4% and is due on demand.

As of December 31, 2010, the Company has borrowed outstanding in the amount of $53,482 from unrelated parties at 12.0% interest and with maturity in April 2011.

Related Party Notes

From time to time, the Company has received advances of working capital from the Company’s directors and stockholders.  As of December 31, 2010, these advances were on demand and outstanding in the amount of  approximately $399,040 with no stated interest rate.

The Company borrowed $142,618 from a related party at 12.0% interest which matures during April to September 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial conditions.  We currently have office lease obligations which expire January 30, 2013.  Our future minimum annual payments under lease are approximately $47,800 for the years ending December 31, 2011 and 2012 and $4,000 for year ending December 31, 2013

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We have not entered into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, in accordance with ASC 830, using the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates prevailing during the period. Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars. Foreign currency transaction gains and losses are included as a component of other income and expense. Gains and losses from foreign currency translation are included as a separate component of comprehensive income. In accordance with ASC 230, cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Since the subsidiary's financial statements must be translated into U.S. Dollars, major changes in the currency exchange rate between the foreign denominations and U.S. Dollars may have a significant impact on the operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next twelve months, no such assurances can be given.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clavis Technologies International Co., Ltd.

We have audited the accompanying consolidated balance sheets of Clavis Technologies International Co., Ltd., (a Nevada corporation) and subsidiary (collectively, the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and described more fully in Note 1, the Company incurred a net loss of $0.9 million during the year ended December 31, 2010, and, as of that date, had a working capital deficiency of $1.13 million and stockholders’ deficits of $1.44 million. The recurring losses and deficits raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kim and Lee Corporation, CPAs

/s/Kim and Lee Corporation, CPAs

Los Angeles, California
March 31, 2011

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	2010	2009
Current assets
Cash and cash equivalents	$34,257	$17,401
Inventory	4,412	-
Capitalized costs on contracts	53,793	-
Prepaid expenses and other assets	178	44,199
Total current assets	92,640	61,600

Property and equipment, net	905	8,789
Security deposits	26,830	43,296
Restricted cash	-	420,001

Total assets	$120,375	$533,686

LIABILITIES AND STOCKHOLDERS' DEFICITS

Current liabilities
Short-term borrowings	$178,272	$574,693
Accounts payable	367,505	293,106
Related party loans payable	541,658	84,865
Advance payments on contracts	-	361,927
Accrued severance benefit	121,751	140,301
Other current liabilities	12,357	57,676
Total current liabilities	1,221,543	1,512,568

Technical fee payable	335,505	-

Total liabilities	1,557,048	1,512,568

Commitments (Note 13)

Stockholders’ deficits
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 and no shares issued and outstanding at December 31, 2010 and 2009, respectively	1,000	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 62,375,200 and 61,356,400 shares issued and outstanding at December 31, 2010 and 2009, respectively	62,375	61,356
Additional paid-in capital	2,053,732	1,550,317
Accumulated deficits	(3,626,675)	(2,720,951)
Accumulated other comprehensive income	72,895	130,396
Total stockholders’ deficits	(1,436,673)	(978,882)

Total liabilities and stockholders’ deficits	$120,375	$533,686

The accompanying notes are an integral part of these consolidated financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net revenues	$180,725	$558,394

Cost of revenues	111,588	427,231
Gross profit	69,137	131,163

Operating expenses:
Research and development	179,965	45,270
Selling, general and administrative expenses	406,290	336,572
Technical fees	335,505	-
Total operating expenses	921,760	381,842
Loss from operations	(852,623)	(250,679)

Other income (expenses):
Interest expense, net	(61,617)	(40,527)
Inventory write down	-	(11,879)
Other income, net	8,516	20,256
	(53,101)	(32,150)
Loss before income taxes	(905,724)	(282,829)
Income tax provision	-	-
Net loss	$(905,724)	$(282,829)

Net loss per share:
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	62,347,288	35,260,103
Diluted	62,371,945	35,260,103

The accompanying notes are an integral part of these consolidated financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICITS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficits	Total

Balance, January 01, 2009	-	$-	-	$1,027,441	$133,702	$226,769	$(2,438,122)	$(1,050,210)
Acquisition of subsidiary	-	-	45,000,000	(1,166,151)	1,166,151	-	-	-
Issuance of common stock	-	-	16,356,400	200,066	250,464	-	-	450,530

Comprehensive loss:
Net loss	-	-	-	-	-	-	(282,829)	(282,829)
Foreign currency translation adjustment	-	-	-	-	-	(96,373)	-	(96,373)
Total comprehensive loss	-	-	-	-	-	(96,373)	(282,829)	(379,202)
Balance, December 31, 2009	-	-	61,356,400	61,356	1,550,317	130,396	(2,720,951)	(978,882)
Issuance of preferred stock	1,000,000	1,000	-	-	499,000	-	-	500,000
Issuance of common stock	-	-	1,018,800	1,019	4,415	-	-	5,434

Comprehensive loss:
Net loss	-	-	-	-	-	-	(905,724)	(905,724)
Foreign currency translation adjustment	-	-	-	-	-	(57,501)	-	(57,501)
Total comprehensive loss	-	-	-	-	-	(57,501)	(905,724)	(963,225)
Balance, December 31, 2010	1,000,000	$1,000	62,375,200	$62,375	$2,053,732	$72,895	$(3,626,675)	$(1,436,673)

The accompanying notes are an integral part of these consolidated financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,724)	$(282,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,842	14,980
Technical fees	335,505	-
Severance expense	21,725	-
Inventory write-off	-	11,879
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	10	771
Inventory	(4,285)	-
Prepaid expenses and other assets	61,329	(43,554)
Restricted cash	420,664	458,955
Accounts payable	63,300	(84,092)
Advance payments on contracts	(379,949)	(510,013)
Accrued liabilities and other liabilities	(45,164)	10,381
Deferred revenue	(52,237)	-
Accrued severance payable	(44,019)	40,628
Net cash used in operating activities	(504,003)	(382,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(579)
Net cash used in investing activities	-	(579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	88,880	162,295
Payments on short-term borrowings	(361,003)	(71,315)
Advances from related parties	476,783	86,325
Payments of loans to related parties	(174,290)	(236,356)
Proceed from issuance of preferred stock, net	500,000	-
Proceed from issuance of common stock, net	5,434	450,530
Net cash provided by financing activities	535,804	391,479

Net increase in cash and cash equivalent	31,801	8,006
Effect of exchange rate changes on cash and cash equivalent	(14,945)	(9,914)
Cash and cash equivalent at beginning of year	17,401	19,309

Cash and cash equivalent at end of year	$34,257	$17,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$62,850	$45,015

SCHEDULE OF NON-CASH TRANSACTIONS:
Technical fee payable	$335,505	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

(a)   Description of Business

Clavis Technologies International Co., Ltd. (“Clavis” or the “Company"), incorporated in the state of Nevada on September 10, 2009, primarily owns and manages its subsidiary which has been engaged in the business of developing global Electronic Product Code (EPC) network software.  The Company’s goal is to expand its business to be a global player in ubiquitous computing solutions using its proprietary Radio Frequency Identification (“RFID”) middleware which is based on the EPC network and mobile financial solutions.

On December 1, 2009, the Company entered into a Definitive Share Exchange Agreement with Clavis Technologies Co., Ltd., a Korean corporation (“Clavis Korea”), formerly known as Allixon Co., Ltd. Pursuant to the agreement, the Company acquired 100% of the issued and outstanding capital stock of Clavis Korea in exchange for 45,000,000 shares (approximately 75%) of the Company’s common stock.  This transaction resulted in a reverse-takeover by Clavis Korea enabling Clavis Korea’s stockholders to acquire the control of the Company.

Upon completion of the share exchange, the business operations of Clavis Korea constituted virtually all of the business operations of the Company.  Clavis Korea, located in Seoul, Korea was incorporated under the laws of the Republic of Korea in January 2003 and provides RFID-enabled solutions, including business processes, based on the world standard to various industrial markets as a pioneer vendor of RFID.

(b)   Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficit of approximately $3.63 million and a working capital deficit of approximately $1.13 million at  December 31, 2010.   These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

 Note 2 – Significant Accounting Policies

The following summary of significant accounting polices of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to the accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

(a)   Basis of Presentation

The consolidated financial statements include the accounts of Clavis Technologies International Co., Ltd., and its wholly owned subsidiary.  Intercompany transactions and balances have been eliminated in consolidation.  These financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

(b)   Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

(c)   Operation in Foreign Country

Substantially, all of the Company’s operations are carried out in the Republic of Korea. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the country in which the Company operates. Among other risks, the Company’s operations are subject to the risks of political conditions and governmental regulations.

(d)   Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $57,501 and $96,373 in 2010 and 2009, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gain included in operations totaled $11,633 in 2010.

As cash flows from the Company's foreign subsidiary are calculated based upon the local currencies, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Since the subsidiary's financial statements must be translated into U.S. Dollars, major changes in the currency exchange rate between the foreign denominations and U.S. Dollars may have a significant impact on the operations of the Company.  Although the Company does not anticipate the currency exchange rate to be significantly different over the next twelve months, no such assurances can be given.

(e)   Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. For financial statement purposes, all highly liquid debt instruments with insignificant interest rate risk and maturity of three months or less when purchased are considered to be cash equivalent. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

(f)   Accounts Receivable

Trade accounts receivable are presented at face value less allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the existing accounts receivable. The Company determines the allowance based on Company’s historical experience and review of specifically identified accounts and aging data.  The Company reviews its allowance for doubtful accounts periodically.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(g)  Inventory

Inventories, consisting of raw materials and supplies, are stated at lower of cost or market where cost is computed on a first in, first out basis.

(h)  Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment	5 - 7 years
Furniture and fixture	5 - 7 years
Computer software	3 - 5 years
Automobile	5 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

(i)   Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

(j)   Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs and subcontract fees.

(k)   Revenue Recognition

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

(l)   Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

(m)  Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Concentration of Credit Risk

The Company provides credit to its customers in the normal course of operations.  It carries out, on a continuing basis, credit checks of its customers, and maintains allowance for credit losses contingent upon management’s forecasts.  Concentration of credit risk arises when a group of customers having similar characteristics such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

(n)   Income Tax

The Company accounts for income taxes pursuant to the ASC 740. The calculation of the Company's tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated.  To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement.  If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, operating loss, and tax credit carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(o)   Earnings (Losses) per Share

ASC 260 requires disclosure on the financial statements of basic and diluted earnings per share.  Basic earnings (losses) per share is computed by dividing the net earnings (losses) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (losses) per share is determined using the weighted average number of common shares outstanding during the  year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

(p)   Other Comprehensive Income (Loss)

The Company records its other comprehensive income under ASC 220. The standards are applicable in reporting and presentation of comprehensive income (loss) and its components. The Company’s other comprehensive income (loss) represents foreign currency translation adjustment.

(q)   Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration.  This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In October 2009, the FASB issued guidance that clarifies the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance.  This guidance is effective for the fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009.  Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

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

In April 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force”.  This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting  period.  The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparative prior annual reporting period.  The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Note 3 – Capitalized Costs on Contracts

The Company capitalized costs related to in-process customer contracts not yet completed or delivered.  Those capitalized costs are recognized as cost of goods sold when revenue is realized according to company’s revenue recognition criteria.  Total capitalize cost was $53,793 as of December 31, 2010.

Note 4 – Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009

Equipment	$100,245	$97,186
Computer software	-	2,759
Furniture and fixture	9,725	9,428
Automobile	713	691
	110,683	110,064
Accumulated depreciation	(109,778)	(101,275)

Net property and equipment	$905	$8,789

Depreciation expenses for the years ended December 31, 2010 and 2009 were, $22,083 and $14,980, respectively.

Note 5 – Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009.

	2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$34,257	$34,257	$17,401	$17,401

Financial liabilities:
Accounts payable	$367,505	$367,505	$293,106	$293,106
Accrued severance benefit	121,751	121,751	140,301	140,301
Short-term borrowings	178,272	178,272	574,693	574,693

The fair values of the financial instruments shown in the above tables as of December 31, 2010 and 2009, represent the amounts that would be received when those assets are sold or that would be paid when those liabilities are transferred in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The Company uses the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash equivalents

The carrying amount reported in the balance sheets of cash equivalents approximate fair value because of the relatively short time to maturity.

Accounts payable and accrued severance benefit

The carrying amount reported in the balance sheets for accounts payable and accrued severance benefit approximate fair value because of relatively short payment terms.

Short-term borrowings

The fair value of the Company’s short-term borrowings is measured using quoted offer-side prices when quoted market prices are available.  If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

Note 6 – Short-term Borrowings

Short term borrowings consist of the following as of December 31, 2010 and 2009:

	2010	2009
Line of credit from a bank at interest rate of lender’s prime plus 2.53%. The line is guaranteed by Korea Credit Guarantee Fund and matures in June 2011.	$35,654	$34,568

Lines of credit from a bank at interest rate of lender’s prime plus 3.48% to 3.76%. The line is secured by cash deposit and mature during December 2010 to April 2011. The lines were fully paid in December 2010.	-	350,001

Note payable to an unrelated party bearing interest at 20.4%. The note is guaranteed by officer of the Company and due on demand.	89,136	86,420

Note payable to an unrelated party bearing interest at 12.0%. The note is guaranteed by officer of the Company and matures in April 2011.	53,482	103,704

Total short-term borrowings	$178,272	$574,693

Note 7 – Related Party Transactions

From time to time, the Company borrows funds needed for working capital from the Company’s officers, directors and stockholders. The borrowings are due on demand and the amounts outstanding were $399,040  (₩447,675,393) and $84,865 (₩98,200,753) as of December 31, 2010 and 2009, respectively.

The Company has notes payable to related parties in the aggregate amount of $142,618 (₩160,000,000)  bearing interest at 12% interest per annum which matures during April to September 2011.

Note 8 – Technical Fee Payable

The Company secured Industry Development Contracts (the “Contracts”) in December 2004 and 2007 from Korea Global ID Corporation (“KGIC”), a corporation controlled by the Korean government.  These contracts aimed to develop wireless recognition software and middleware technology.

The contracts with KGIC were completed, finalized and approved by KGIC in the latter part of 2010.  However, a portion of the advanced received on the contracts remained unused, and for the event return of the unused amount of $420,001 was set aside as a reserve in a restricted cash account as of December 31, 2009. The unused amount was fully returned to KGIC during the fourth quarter of 2010.

Under the terms of the contracts, the Company was assessed with technical fees by a government agency for the technical knowledge the Company gained from performing the projects. Total assessed fees was $335,050 (￦376,396,000), and the agency has allowed that the amount be paid in five annual installment through 2014.

Note 9 – Accrued Severance Benefit

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at December 31, 2010 and 2009, were $121,751 and $140,301, respectively.

Note 10 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the years ended December 31:

	2010	2009

Net loss	$(905,724)	$(282,829)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(57,501)	(96,373)
Total comprehensive loss	$(963,225)	$(379,202)

Note 11 – Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding.  Diluted net loss per share includes the dilutive effect of convertible preferred stocks.  A reconciliation of the weighted-average number of common shares outstanding as of December 31, 2010 and 2009, assuming dilution is as follows:

	2010	2009

Weighted average common shares outstanding	62,347,288	35,260,103
Dilutive effect of convertible preferred stock	24,657	-
Weighed average common shares outstanding assuming dilution	62,371,945	35,260,103

Note 12 – Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FIN No. 48.

Corporate income tax rates applicable to the Korean subsidiaries in 2010 and 2009 were 16.5% of the first 100 million Korean Won ($78,800) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income.  The U.S. tax losses can be carried forward for 20 years to offset future taxable income. The Company has accumulated about $2.68 million and $37,000 of taxable losses in its Korea and US operations, respectively.  The utilization of the Korean losses expires in years 2009 to 2013 and the US losses in years 2029.

There is no current and deferred income tax provision in Korea and US operations for the years ended December 31, 2010 and 2009.

US federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries.  It is the Company’s intention that such undistributed earnings be permanently reinvested offshore.

The Company has deferred income tax assets as follows as of December 31, 2010 and 2009, respectively:

	2010	2009

Deferred income tax assets:
Net operating loss carryforwards	$12,500	$12,000
	12,500	12,000
Valuation allowance	(12,500)	(12,000)
	$-	$-

Management determined that it is more likely than not that the deferred tax assets will not be realized through the reduction of future income tax payments, and, accordingly, a full valuation allowance has been recorded for the deferred income tax assets.

Note 13 – Commitment

The Company is committed to lease obligations for its offices expiring in January 2013.  Rental expense incurred for the years ended December 31, 2010 and 2009, was approximately $14,300 and $47,000, respectively.

Future minimum annual payments under the lease are as follows for the years ending December 31:

2011	$47,800
2012	47,800
2013	4,000
Total	$99,600

Note 14 – Capital Stock

The Company’s capital stock consists of common and preferred stock. Both stocks are entitled to one vote for each share, and can be counted as one class on all matters submitted to a vote of stockholders of the Company. Upon liquidation, dissolution or winding up of the Company, and subject to the priority of any outstanding preferred stock, the remaining assets legally available for distribution, after settlement of amount payable to holders of preferred stock holders,  are distributable ratably among the holders of the common stock and preferred stock.

Common Stock

Pursuant to the Share Exchange Agreement as disclosed in Note 1, the Company issued 45,000,000 shares of common stock to acquire 100% of the issued and outstanding common shares of Clavis Korea, which became a wholly owned subsidiary of the Company effective December 1, 2009.

During the period from September 2009 to December 2009, the Company raised capital of $450,530 by issuing 16,356,400 shares of common stock.

In January 2010, the Company raised capital of $5,434 by issuing 1,018,800 shares of common stock.

Preferred Stock

In December 2010, the Company issued 1,000,000 shares of non-redeemable Series A Convertible Preferred Stock (the "Series A Preferred") at $0.50 per share for total of $500,000. The holder of Series A Preferred is entitled to liquidation preference of $0.50 per each outstanding share as adjusted for stock splits, combinations or similar events.

The Series A Preferred is convertible into 1,000,000 shares of common stock at $0.50 per share. If the average volume-weighted closing price of the Company’s common stock is less than $0.50 per share during the period ending on the 90th day after the first anniversary of the issuance of the Series A preferred, which will fall on March 30, 2012, then the conversion price of the Series A Preferred will be lowered to such average volume-weighted price.

In addition, during the ten (10) day period ending April 9, 2012, the holder of Series A Preferred has a one-time option to purchase up to nine million (9,000,000) shares of the Company's common stock at a 10% discount to the average trading price. A purchase of five million (5,000,000) shares of common stock on such option will entitle the purchaser to the right to appoint one member to the Company’s board of directors.

Note 15 – Concentration in Sales

Two largest customers accounted for about 81% ($146,969) of total sales for the year ended December 31, 2010, while three largest customers accounted about 66% ($368,000) for the year ended December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010 (the “Evaluation Date”).  Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in the “Report of Management on Clavis Technologies International Co., Ltd.’s Internal Control Over Financial Reporting”, our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

(b)  Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal year to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Set forth below is the “Report of Management on Clavis Technologies International Co., Ltd.’s Internal Control over Financial Reporting”

 Report of Management on Clavis Technologies International Co, Ltd.’s Internal Control Over Financial Reporting

Our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), as members of management of Clavis Technologies International Co., Ltd., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

 This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Because the Company is a smaller reporting company, the Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that require such attestation by large accelerated filers and accelerated files.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and business experience of each of our directors and executive officers as of April 15, 2011 are shown below.  Biographical information for each is set forth following the table.

Name	Age	Position
Hwan Sup Lee	40	Chief Executive Officer, President and Director
So Lim Lee	36	Chief Financial Officer and Director
Ki Young You	36	Chief Marketing Officer, Secretary and Director

Mr. Hwan Sup Lee has been the Chief Executive Officer, President and sole director of the Company since its incorporation on September 10, 2009. Mr. Lee has served as the Chief Executive Officer and Chief Technical Officer of our subsidiary, Clavis Technologies Co., Ltd., since January 2003. From May 2001 to June 2002, he served as the Chief Technical Officer of Witnet International, a software development company. From 1995 to 1991, Mr. Lee was an Application Developer and Manager at Daesang Information Technology, an IT services firm based in Seoul, Korea. Mr. Lee has no family relationship to Ms. So Lim Lee.

Ms. So Lim Lee has been the Chief Financial Officer of the Company since its incorporation on September 10, 2009 and she has been a director since January 22, 2010 Ms Lee was appointed to the Board of Directors because of her experience in financial and accounting matters which the board needs to have with respect to its public company reporting requirements Ms So Lim Lee has also served as the Chief Financial Officer of our subsidiary, Clavis Technologies Co , Ltd , since September 2008 From February 2005 to August 2008, she was the General Manager of the Finance Department at Multi-Q Inc , a logistics company in Seoul, Korea From March 2004 to January 2005, Ms Lee served as the Manager of the Finance Department at Promotive Corp , a Korean distributor From July 2002 to February 2004, she was the Assistant Manager of the Finance Department at JAVA Feel, an online game company From August 2000 to July 2002 Ms Lee was Assistant Manager of the Finance Department at SAPI, a private institute in Seoul Korea   Ms Lee has no family relationship to Mr Hwan Sup Lee

Ms. Ki Young You has served as our Chief Marketing Officer and Secretary since our incorporation on September 10, 2009 and she has been a director since January 22, 2010 Ms You was appointed to the board because of her familiarity with the operations of our sole subsidiary, Clavis Technologies Co , and her understanding of the primary geographic markets in which we operate, namely Korea and Thailand She also has served as the Chief Marketing Officer of our subsidiary, Clavis Technologies Co , Ltd, since January 2003 From July 2001 to August 2002, she was the General Manager of the Marketing Department at JAVA Feel, an online gaming company From August 2000 to July 2001, Ms You was a research assistant at the Consumer Policy Research Bureau of the Korean Consumer Agency From August 1999 to August 2000, she was a Professor and Department Assistant at the Department of Consumer Economics at Sookmyung Women’s University From October 1998 to October 1999, Ms You worked in the Marketing Department at Lasse Ltd , a cosmetics company

Section 16(a) beneficial reporting compliance

No person who, during the fiscal year ended December 31, 2010, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”)), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year except that (a) Hwan Sup Lee filed an untimely Form 3 on September 131, 2010 (for an event occurring on July 30, 2010), (b) So Lim Lee filed an untimely Form 3 on September 131, 2010 (for an event occurring on July 30, 2010) and (c) Kiyoung You filed an untimely Form 3 on September 131, 2010 (for an event occurring on July 30, 2010).  The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

Audit Committee

The Company’s Board has not established any committees, including, but not limited to a separately-designated standing audit committee. Currently, the Company’s Board of Directors acts as the audit committee.  None of the

Code of Ethics

We have not adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees.  We expect to adopt such Code of Ethics during fiscal 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Management

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) our chief executive officer during the fiscal years ended December 31, 2009 and 2010 and (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal years ended December 31, 2009 and 2010 (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Hwan Sup Lee	2010	53,629	--	--	--	53,629
Chief Executive Officer and President	2009	53,629	--	--	--	53,629

So Lim Lee	2010	25,818	--	--	--	25,818
Chief Financial Officer	2009	25,818	--	--	--	25,818

Ki Young You	2010	41,306	--	--	--	41,306
Chief Marketing Officer and Secretary	2009	41,306	--	--	--	41,306

(1) Salary information for 2009 is based on the currency exchange rate between Korean Won and the U.S. Dollar as of January 27, 2010 (US$1 = 1,161.97 Korean Won). Salary information for 2010 is based on the currency exchange rate between Korean Won and the U.S. Dollar as of April 8, 2011 (US$1 = 1,089.15 Korean Won).

Material Terms of Employment Contracts of Named Executive Officers

Hwan Sup Lee, Chief Executive Officer and President

Our subsidiary, Clavis Korea, entered into an employment agreement with Hwan Sup Lee, our Chief Executive Officer and President, on June 25, 2009.  Under this employment agreement, Mr. Lee will be the Chief Executive Officer of Clavis Korea.  This employment agreement continues until terminated by either party.  Under his employment agreement Mr. Lee receives an annual salary of approximately $53,629 (60,000,000 Won) and he is entitled to ten days of vacation per year.  If Mr. Lee cannot perform his duties due to illness or incapacity for a period of eight (8) weeks, then Mr. Lee’s compensation will be reduced by 15%.  His compensation will be adjusted to his regular salary upon his return to work.  If Mr. Lee is absent from work for any reason for a continuous period of more than one week, Clavis Korea then has the option of terminating his employment immediately.  Clavis Korea may terminate Mr. Lee’s employment, with or without cause, upon 30 days prior notice (except as provided in the prior sentence regarding disability or illness).  Such 30 day notice is also required if Mr. Lee’s employment is terminated in connection with a sale or liquidation of Clavis Korea or its entry into bankruptcy proceedings.  Mr. Lee is not entitled to any severance payment in the event of a sale or change of control of Clavis Korea.  Mr. Lee may terminate his employment with Clavis Korea upon 30 days prior notice.  Mr. Lee is subject to a confidentiality clause that prohibits him from disclosing any of Clavis Korea’s confidential or proprietary information during and after the term of his employment agreement.  Mr. Lee is also subject to a two (2) year non-compete after the termination of his employment with Clavis Korea.

So Lim Lee, Chief Financial Officer

Our subsidiary, Clavis Korea, entered into an employment agreement with So Lim Lee, our Chief Financial Officer, on June 25, 2009.  Under this employment agreement, Ms. Lee will be the Chief Financial Officer of Clavis Korea.  This employment agreement continues until terminated by either party.  Under her employment agreement Ms. Lee receives an annual salary of approximately $25,818 (22,220,000 Won) and she is entitled to ten days of vacation per year.  If Ms. Lee cannot perform her duties due to illness or incapacity for a period of eight (8) weeks, then Ms. Lee’s compensation will be reduced by 15%.  Her compensation will be adjusted to her regular salary upon her return to work.  If Ms. Lee is absent from work for any reason for a continuous period of more than one week, Clavis Korea then has the option of terminating her employment immediately.  Clavis Korea may terminate Ms. Lee’s employment, with or without cause, upon 30 days prior notice (except as provided in the prior sentence regarding disability or illness).  Such 30 day notice is also required if Ms. Lee’s employment is terminated in connection with a sale or liquidation of Clavis Korea or its entry into bankruptcy proceedings.  Ms. Lee is not entitled to any severance payment in the event of a sale or change of control of Clavis Korea.  Ms. Lee may terminate her employment with Clavis Korea upon 30 days prior notice.  Ms. Lee is subject to a confidentiality clause that prohibits her from disclosing any of Clavis Korea’s confidential or proprietary information during and after the term of her employment agreement.  Ms. Lee is also subject to a two (2) year non-compete after the termination of her employment with Clavis Korea.

Ki Young You, Chief Marketing Officer and Secretary

Our subsidiary, Clavis Korea, entered into an employment agreement with  Ki Young You, our Chief Marketing Officer and Secretary, on June 25, 2009.  Under this employment agreement, Ms. You will be the Chief Marketing Officer of Clavis Korea.  This employment agreement continues until terminated by either party.  Under her employment agreement, Ms. You receives an annual salary of approximately $41,306 (48,000,000 Won) and she is entitled to ten days of vacation per year.  If Ms. You cannot perform her duties due to illness or incapacity for a period of eight (8) weeks, then Ms. You’s compensation will be reduced by 15%.  Her compensation will be adjusted to her regular salary upon her return to work.  If Ms. You is absent from work for any reason for a continuous period of more than one week, Clavis Korea then has the option of terminating her employment immediately.  Clavis Korea may terminate Ms. You’s employment, with or without cause, upon 30 days prior notice (except as provided in the prior sentence regarding disability or illness).  Such 30 day notice is also required if Ms. You’s employment is terminated in connection with a sale or liquidation of Clavis Korea or its entry into bankruptcy proceedings.  Ms. You is not entitled to any severance payment in the event of a sale or change of control of Clavis Korea.  Ms. You may terminate her employment with Clavis Korea upon 30 days prior notice.  Ms. You is subject to a confidentiality clause that prohibits her from disclosing any of Clavis Korea’s confidential or proprietary information during and after the term of her employment agreement.  Ms. You is also subject to a two (2) year non-compete after the termination of her employment with Clavis Korea.

Outstanding Equity Awards at Year End – December 31, 2010

We currently do not have any equity compensation plans.  We have not made any equity awards to any of our officers or directors.  We do not have any outstanding options or other forms of equity compensation.

Compensation of directors
We currently do not pay any compensation to our sole director for his service on the Board.   If we add any independent directors to our Board, we may in the future determine to pay our directors' fees, grant them equity compensation and/or reimburse our directors for expenses related to their activities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2011, certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 11, 2011 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address(1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock (2)
Directors and Executive Officers
Hwan Sup Lee	10,700,000		17.20%
So Lim Lee	200,000		*
Ki Young You	2,000,000	(3)	3.2%

Beneficial Owners
Eung San Kim	7,700,000		12.3%
Suk Ho Seo	5,000,000	(4)	8.0
Tai Jong Jeoung	4,000,000	(5)	6.4
All executive officers and directors as a group (3 persons)	12,900,000		20.7%

*	Less than 1%.
(1)	Except as otherwise indicated in the table, the address for each named person is c/o Clavis Technologies Co., Ltd., #1564-1, Seojin Bldg., 3rd Floor, Seocho3-Dong, Seocho-Gu, Seoul, Korea 137-874.
(2)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 62,375,200 shares of our common stock outstanding as of April 11, 2011 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after April 11, 2011.

(3)	Includes 1,500,000 shares held by Ms. You’s husband.
(4)	Includes 400,000 shares held by Mr. Seo’s children and 1,600,000 shares held by Mr. Seo’s wife.
(5)	Includes 1,200,000 shares held by Mr. Jeoung’s wife.

 Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.  We have not made any equity awards to any of our officers or directors.  We do not have any outstanding options or other forms of equity compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have received advances from our directors and stockholders.  These advances were from Mr. Hwan Sup Lee, our President, a director and one of our shareholders, Mr. Hyeong Sang Bae, one of our shareholders, and Ms. Ki Young You, our Chief Marketing Officer, a director and one of our shareholders. The advances were on demand and outstanding in the amount of $399,040 and $84,865 as of December 31, 2010 and December 31, 2009, respectively.   In addition, we made advances to Mr. Eung Sang Kim, one of our shareholders, and the balances amounted to $12,450 and $12,071 as of December 31, 2010 and 2009, respectively. The advances to Mr. Kim were on demand.   We have notes payable to one of our shareholders and his wife (Hyun Sook Choi and Ms. Shin Huh) in the aggregate amount of $142,618 (₩160,000,000).  These notes bear interest at 12% per annum and they mature during April to September 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Kim & Lee Corporation, CPAs for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$54,000	$48,000
Audit Related Fees	10,000	5,000
Tax Fees	--	5,000
All Other Fees	7,835	5,000
Total Fees	$71,835	$63,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by MaloneBailey LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Board has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Board of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Board must approve the permitted service before the independent registered public accounting firm is engaged to perform it.   All of the services performed by our independent registered public accounting firm during 2010 and 2009 were pre-approved by the Board of Directors.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following financial statements of Clavis Technologies International Co., Ltd., and Report of Kim & Lee Corporation, CPAs, Independent Registered Public Accounting Firm, are included in this report:

•	Report of Kim & Lee Corporation, CPAs, Independent Registered Public Accounting Firm.

•	Balance Sheets at December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009

•	Statements of Stockholders’ Deficit for the years ended December 31, 2010 and 2009

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009

•	Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Exhibit Number	Description
3.1	Articles of Incorporation.#
3.2	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 21, 2010 and incorporated herein by reference)
3.3	By-laws.#
10.1	Share Exchange Agreement, dated as of December 1, 2009, by and among Clavis Technologies International Co., Ltd., Clavis Technologies Co., Ltd. (“Clavis Korea”) and the shareholders of Clavis Korea @.
10.2	Employment Agreement, dated as of June 25, 2009, by and between Clavis Korea and Hwan Sup Lee.$
10.3	Employment Agreement, dated as of June 25, 2009, by and between Clavis Korea and So Lim Lee.$
10.4	Employment Agreement, dated as of June 25, 2009, by and between Clavis Korea and Ki Y oung You.$
10.5*	Loan Agreement, dated November 14, 2008, by and between Seong Hun Han and Clavis Korea.$
10.6*	Agreement with Woori Bank, dated April 22, 2009.#
10.7	Authorization Letter, dated April 1, 2009, from Alien Technology Asia.#
10.8*	Office Lease, dated January 17, 2005, by and between Clavis Korea and Jin Su Seo.#
10.9*	Industrial Development Agreement, dated December 1, 2007, by and between Clavis Korea and Korea Global ID Corporation.#
10.10*	KTNetworks Contract @.
10.11*	Korea Pallet Pool Co. Contract @.
10.12*	Loan Agreement, dated March 31, 2010, by and between Hyun Sook Choi and Clavis Korea @.
10.13*	Loan Agreement, dated April 16, 2010, by and between Seong Hun Han and Clavis Korea @.
10.14*	Office Lease, dated January 30, 2010, by and between Clavis Korea and Jin Su Seo @.
10.15
Preferred Stock Subscription Agreement, dated as of December 20, 2010, by and between the registrant and Benex Focus Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010 and incorporated herein by reference).

10.16*	Office Lease, dated February 1, 2011, by and between Clavis Korea and Jin Su Seo. (filed herewith)
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).
31.1	Section 302 Certification of Principal Executive Officer (filed herewith).
31.2	Section 302 Certification of Principal Financial Officer (filed herewith).
32.1	Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley (filed herewith).
32.2	Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley (filed herewith).
______________________
*Summary in English of material terms of agreement which is in Korean.

# - Filed as an exhibit to the registration statement on Form S-1 (SEC File No. 333-164589) filed on January 29, 2010 and incorporated herein by reference.

@ - Filed as an exhibit to the amendment no. 1 to registration statement on Form S-1 (SEC File No. 333-164589) filed on May 6, 2010 and incorporated herein by reference.

$ - Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 15, 2011 by the undersigned thereto.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.

/s/ Hwan Sup Lee
Hwan Sup Lee, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2011.

Signature	Title	Date

/s/ Hwan Sup Lee	Chief Executive Officer,	April 15, 2011
Hwan Sup Lee	President and Director (Principal Executive Officer)

/s/ So Lim Lee	Chief Financial Officer	April 15, 2011
So Lim Lee	and Director (Principal Financial and Accounting Officer)

/s/ Kiyoung You	Chief Marketing Officer and Director	April 15, 2011
Kiyoung You