Form 10-Q
period 2011-03-31
Clavis Technologies International Co., Ltd.
filed 2011-05-23
CIK 1482550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54055

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.

(Exact name of registrant as specified in its charter)

NEVADA	27-1505309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [   ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of May 23, 2011, the registrant had 62,375,200 shares of common stock, $0.001 par value, outstanding.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS
	March 31, 2011	December 31, 2010 (1)
CURRENT ASSETS
Cash and cash equivalents	$3,295	$34,257
Inventory	-	4,412
Capitalized costs on contracts	52,268	53,793
Prepaid expenses and other assets	4,209	178
Total Current Assets	59,772	92,640

Property and equipment, net	885	905
Security deposits	27,509	26,830

TOTAL ASSETS	$88,166	$120,375

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings	$182,784	$178,272
Accounts payable	414,526	367,505
Related party loans payable	554,190	541,658
Accrued severance benefit	129,732	121,751
Other current liabilities	19,628	12,357
Total Current Liabilities	1,300,860	1,221,543

Technical fee payable	343,995	335,505

TOTAL LIABILITIES	1,644,855	1,557,048

COMMITMENTS (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010.	1,000	1,000

Common stock, $0.001 par value; 100,000,000 shares authorized; 62,375,200 shares issued and outstanding at March 31, 2011 and December 31, 2010.	62,375	62,375
Additional paid-in capital	2,053,732	2,053,732
Accumulated other comprehensive income	22,676	72,895
Accumulated deficit	(3,696,472)	(3,626,675)
Total Stockholders' Deficit	(1,556,689)	(1,436,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,166	$120,375

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

NET REVENUES	$56,319	$49,883

COST OF REVENUES	42,418	53,449

GROSS PROFITS (LOSS)	13,901	(3,566)

OPERATING EXPENSES
Research and development	19,176	67,245
Selling, general and administrative expenses	65,267	116,296
Total expenses	84,443	183,541

LOSS FROM OPERATIONS	(70,542)	(187,107)

OTHER INCOME (EXPENSES)
Interest expense, net	(11,065)	(13,077)
Gain on foreign currency transaction	11,872	-
Other income (expense), net	(62)	(29)
	745	(13,106)

LOSS BEFORE INCOME TAXES PROVISION	(69,797)	(200,213)

Income tax provision	-	-

NET LOSS	$(69,797)	$(200,213)

LOSS PER SHARE - basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS OUTSTANDING - basic and diluted	62,371,945	62,109,702

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,797)	$(200,213)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	41	2,007
Severance expense	4,789	-
Gain on foreign currency transaction	(11,872)	-

Change in assets and liabilities (net of acquisition):
Accounts receivable	-	(20,231)
Inventory	4,421	-
Prepaid expenses and other assets	(3,936)	46,082
Restricted cash	-	988
Accounts payable	36,865	142,443
Accrued liabilities and other liabilities	6,805	(46,637)
Deferred revenue	2,821	-
Accrued severance payable	-	(18,404)
Net Cash Used in Operating Activities	(29,863)	(93,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	88,880
Payments on short-term borrowings	-	(1,071)
Advances from stockholders	16,837	21,978
Payments of loans to stockholders	(17,985)	(12,904)
Proceed from issuance of common stock, net	-	5,434
Net Cash Provided by (Used in) Financing Activities	(1,148)	102,317

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(31,011)	8,352

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	49	(921)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,257	17,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,295	$24,832

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid Interest	$11,078	$13,395

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s registration statement, filed with the Securities and Exchange Commission.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $3.70 million and a working capital deficit of approximately $1.24 million at March 31, 2011.

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

Note 2 – CAPITALIZED COSTS ON CONTRACTS

The Company capitalized costs related to in-process customer contracts not yet completed or delivered.  Those capitalized costs are recognized as cost of goods sold when revenue is realized according to company’s revenue recognition criteria.  As of March 31, 2011 and December 31, 2010, total capitalize costs were $52,268 and $53,793, respectively.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Equipment	$102,777	$100,245
Furniture and fixture	9,971	9,725
Automobile	731	713
	113,479	110,683
Accumulated depreciation	(112,594)	(109,778)

Net property and equipment	$885	$905

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $41 and $2,007, respectively.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - FAIR VALUE MEASUREMENTS

The Company estimates the fair values of current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$3,295	$3,295	$34,257	$34,257

Financial liabilities:
Accounts payable	$414,526	$414,526	$367,505	$367,505
Accrued severance benefit	129,732	129,732	121,751	121,751
Short-term borrowings	182,784	182,784	178,272	178,272

The fair values of the financial instruments shown in the above table as of March 31, 2011 and December 31, 2010 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

Note 5 - SHORT-TERM BORROWINGS

Short term borrowings consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Line of credit from a bank at interest rate of lender’s prime plus 2.53%. The line is guaranteed by Korea Credit Guarantee Fund and matures in June 2011.	$36,557	$35,654
Note payable to an unrelated party bearing interest at 20.4%. The note is guaranteed by officer of the Company and due on demand.	91,392	89,136
Note payable to an unrelated party bearing interest at 12.0%. The note is guaranteed by officer of the Company and matures in April 2011.	54,835	53,482
Total short-term borrowings	$182,784	$178,272

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company advances funds needed for working capital from the Company’s directors and stockholders. The advances are due on demand and borrowings outstanding were $407,963 (₩446,389,409) and $399,040 (₩447,675,393) as of March 31, 2011 and December 31, 2010, respectively.

The Company has related party loan in the aggregate amount of $146,227 (₩160,000,000) bearing interest at 12.0% interest per annum which matures from July 2011 to September 2011.

Note 7 – TECHNICAL FEE PAYABLE

The Company secured Industry Development Contracts (the “Contracts”) in December 2004 and 2007 from Korea Global ID Corporation (“KGIC”), a corporation controlled by the Korean government.  These contracts aimed to develop wireless recognition software and middleware technology.

The contracts with KGIC were completed, finalized and approved by KGIC in the latter part of 2010.  Under the terms of the contracts, the Company was assessed with technical fees by a government agency for the technical knowledge the Company gained from performing the projects. Total assessed fees was $343,995 (₩376,396,000), and the agency has allowed that the amount be paid in five annual installment through 2014.

Note 8 - ACCRUED SEVERANCE BENEFIT

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at March 31, 2011 and December 31, 2010, were $129,732 and $121,751, respectively.

Note 9 - COMPREHENSIVE  LOSS

The components of comprehensive loss, net of tax, are as follows for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net loss	$(69,797)	$(200,213)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(50,219)	(26,313)

Total comprehensive loss	$(120,016)	$(226,526)

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – LOSS  PER SHARE

The following reconciles the numerators and denominators of the basic and diluted per share computation for the three ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Numerator for basic and diluted earning (loss) per share:
Net loss	$(69,797)	$(200,213)

Denominator:
Basic and diluted weighted average shares outstanding	62,371,945	62,109,702

Basic and diluted loss per share	$(0.01)	$(0.01)

Note 11 - INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FASB ASC 740-10.

Corporate income tax rates applicable to the Korean subsidiaries in 2011 and 2010 were 16.5% of the first 100 million Korean Won ($78,800) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward five years to offset future taxable income.  The U.S. tax losses can be carried forward for 20 years to offset future taxable income. The Company has accumulated net operating loss of approximately $3.53 million and $99,000 in its Korea and U.S. operations, respectively.  The utilization of the Korean losses expires in years 2011 to 2014 and the U.S. losses in year 2030.

U.S. federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries.  It is the Company’s intention that such undistributed earnings be permanently reinvested offshore.

The Company has deferred income tax assets as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Deferred income tax assets
Net operating loss carryforwards	$12,500	$12,500
	12,500	12,500
Valuation allowance	(12,500)	(12,500)
	$-	$-

Management determined that it is more likely than not that the deferred tax assets will not be realized through the reduction of future income tax payments, and accordingly, a full valuation allowance has been recorded for the deferred income tax assets.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - COMMITMENT

The Company is committed to lease obligations for its offices expiring in January 2013. Rental expenses incurred for the three months ended March 31, 2011 and 2010 were approximately $4,300 and $3,300, respectively.

Future minimum annual payments under the lease are as follows for the years ending December 31:

2011	$35,850
2012	47,800
2013	4,000
Total	$87,650

Note 13 - CONCENTRATION AND UNCERTAINTY

Concentration in Customer

For the three months ended March 31, 2011 and 2010, two largest customers accounted for 65% and one customer accounted for 71% of sales, respectively.

Operation in Foreign Country

Substantially all of the Company’s operations are carried out in the Republic of Korea. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the country.

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

Currently, our results are heavily dependent upon sales to the retail, financial and business to business markets. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.    For the year ended December 31, 2010, the two largest customers accounted for 81% of sales and for the year ended December 31, 2009, the three largest customers accounted for 66% of sales.  In 2010, the Korean Ministry of Unification (52%) and Shinsegae I&C (29%) accounted for approximately 81% of sales.  In 2009 Korea Pallet Pool Co., Ltd. (35.28%), The Korean Ministry of Unification (15.2%) and KTNetworks (15.44%) accounted for approximately 66% of sales.  For the three months ended March 31, 2011, our two largest customers, Shinsegae I&C and Gaeseong Industrial District Management Committee, accounted for 65% of sales as compared to the same period in 2010 when one customer (Shinsegae I&C) accounted for 71% of sales.

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

For the three months ended March 31, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.  There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

In addition, the Company accounts for income taxes pursuant to the ASC 740.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audit issues in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our reserve for uncertain tax positions, including related interest, is adequate.

Pension Plans. We do not have unfunded pension plans either inside or outside the U.S.

Recent Accounting Pronouncements.  For information about new accounting pronouncements and potential impact on our financial statements see Note 1 of the Notes to Financial Statements in this Form 2010 10-Q and Note 2 of the Notes to Financial Statements for the years ended December 31, 2010 and 2009 in annual report on Form 10-K.

Results of Operations

Results for the three months ended March 31, 2011 versus the three months ended March 31, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the three months ended March 31,
	2011		2010

Net Revenues	56,000	100%	50,000	100%

Cost of Revenues	42,000	75%	53,000	106%

Gross Profit (Loss)	14,000	25%	(3,000)	- 6%

Operating Expenses
Selling, general and administrative	65,000	116%	117,000	234%
Research and development	19,000	34%	67,000	134%
Total operating expense	84,000	150%	184,000	368%

Loss from operations	(70,000)	-125%	(187,000)	-374%

Other Income (Expenses)
Interest expenses, net	(12,000	) -21%	(13,000)	-26%
Gain on foreign currency transaction	12,000	21%	-	-%
Total other income (expenses)	-	-0%	(13,000)	-26%

Loss before income provision	(70,000)	-125%	(200,000)	-400%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(70,000)	-125%	(200,000)	-400%

Revenues.  Revenues increased by approximately $6,000 or 12%, to approximately $56,000 for the three months ended March 31, 2011 as compared to approximately $50,000 for the three months end March 31, 2010.  The increase in sales was mainly due to the recognition of a higher amount of revenue for deliverables made during the period.  In 2011, the Company had one (1) projects that were ongoing for contract sales in the aggregate amount of $21,200, compared to one (1) projects that was ongoing during the first quarter of 2010 for contract sales in the aggregate of approximately $19,100.

Cost of Product Revenue.  The cost of revenue consist of all costs associated with of production and installation of the products sold during the three month period ended March 31, 2011 and 2010.

Gross Profit.   Our gross profit for the three months ended March 31, 2011 was approximately $14,000, a growth of approximately $17,000 versus the same three month period a year ago.  This increase can be attributed to the Company’s cost cutting and cost reduction plans put into place during fiscal year 2010.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the three months ended March 31, 2011 was approximately $84,000 a decrease of approximately $100,000 versus the three month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the three months ended March 31, 2011 was approximately $22,000, which was an decrease of approximately $9,000, or 29%, from the salaries expense of approximately $31,000 for three months ended March 31, 2010.  This decrease can be attributed a 27% decrease in salaries and the cost for temporary hires needed to support our business goals.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, decreased by approximately $39,000, or 54%, for the prior year three month period ended March 31, 2011.  This decrease is attributed to decreases in legal and accounting fees associated with the Company’s resale registration statement filed in the first quarter of 2010.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $4,000 from approximately $14,000 for the three months ended March 31, 2010 to approximately $10,000 for the three months ended March 31, 2011.  Rent and utilities expenses were basically flat, no change from prior year.  The main reduction was in  travel and entertainment expenses for 2011 as compared to year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, and, as a result, the Company has recorded an expense of $336,000 to the statement of operations and a corresponding accrual to the balance sheet for the year ended December 31, 2010.  There was no technical expense for the three months ended March 31, 2011 and the accrual balance at March 31, 2011 is approximately $344,000.

Research and Development.  Research and development expense for the three months ended March 31, 2011 was approximately $19,000, for the development of new products innovations needed to upgrade our current software products, a decrease of approximately $48,000 from prior three month period a year ago.

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2011 were approximately $84,000, a decrease of approximately $100,000, or 54%, from total operating expenses of $184,000 for same period in 2010.  Total operating expenses for the three months ended March 31, 2011 decreased due to significant decreases in professional fees of approximately $39,000 and research and development expenses of approximately $48,000 as described above.  Salaries and benefits and .other G&A expenses decreased approximately $13,000 in fiscal first quarter 2011 as compared to the same period in 2010.

Total Other Income and  Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the three months ended March 31, 2011 was approximately $11,000, a decrease of approximately $2,000 from the 2010.   Other income for the three months ended March 31, 2011 had no increase from the prior year three month period. Offsetting the interest expense was a gain of approximately $12,000 for foreign currency transactions which the Company did not have in 2010.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the three months ended March 31, 2011.  The income losses have created a deferred tax asset as of March 31, 2011 of approximately $12,000 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net (Loss).  The net loss for the three months ended March 31, 2011 was approximately $70,000 as compared to a net loss of approximately $200,000 for the three months ended March 31, 2010, a decrease of approximately $130,000, mainly due to the increase in sales revenue recognized (approximately $6,000 increase),   decreases in operating expenses of approximately $100,000 as discussed above, and the offset of interest expense by gain on foreign currency transactions resulting in a reduction of another approximately $13,000 in expense as compared to the prior three month period.

Liquidity and Capital Resources

As of March 31, 2011, the Company had total current assets of approximately $60,000 and total current liabilities of approximately $1,301,000, resulting in negative working capital of approximately $1,241,000.  At March 31, 2011, our current assets consisted mainly of $52,000 for capitalized costs on contracts and $3,000 for cash and $4,000 for prepaid expenses.  We have reported a net loss applicable to common shareholders of approximately $70,000 for the three months ended March 31, 2011 and $283,000 for the year ended December 31, 2010, respectively.  These conditions raise liquidity concerns and substantial doubt about our ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from creditors.

During 2009 and 2010, the Company has met its liquidity needs primarily by operational sales, issuances of the Company’s securities and advances from its stockholders.  Current and future operations are expected to be funded primarily from sales of the Company’s products and funding available under current credit agreements when necessary.  We are working to reduce our liquidity risk by accelerating efforts to improve working capital.

Management estimates that it will need approximately between $500,000 to $700,000 to fund operations, capital and debt expenditures over the next twelve months ending December 31, 2011.  Our assessment of how to fund our cash needs, however, is based on assumptions concerning the cash provided from operating activities, funds available under current credit agreements, obtaining new loan agreements, loans from stockholders and issuance of stock for cash or services.  Funding steps may include but are not limited to equity stakes from private or public sources that will not significantly dilute the share value of current shareholders.    We have an oral agreement from Mr. Hwan Sup Lee, our Chief Executive Officer and a significant stockholder, to lend us approximately $450,000 to $500,000 if needed.  These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used in operating activities was approximately $30,000 for the three months ended March 31, 2011 compared to approximately $94,000 used in operating activities for the three months ended March 31, 2010.  The decrease in the use of cash from operating activities of approximately $64,000 is primarily attributable to a reduction of approximately $121,000 of cash used in operating activities, but this reduction was offset by increases in cash used to pay accounts payable items of approximately $105,000 and cash used to pay items recorded in prepaid expenses of approximately $47,000.  These uses of cash were offset somewhat by increase in cash collection to reduce accounts receivable of approximately $20,000 and increase in accrual of accounts payable in the approximate amount of $54,000.

Investing Activities

There was no  cash used in investing activities was for the three months ended March 31, 2011 and 2010, respectively.

Financing Activities

Net cash used in financing activities was approximately $1,000 for the three months ended March 31, 2011 compared to cash provided from financing activities approximately $102,000 for the three months ended March 31, 2010.  For the first quarter of 2011, advances from stockholders was approximately $17,000 which was use to pay loans to stockholders of approximately $18,000.  For the three months ended March 31, 2010 the majority of cash provided by financing activities was from proceeds received  borrowings, net of payments in the amount of approximately $88,000 and advances from stockholders net of payments in the amount of approximately $9,000 and proceeds from the sale of common stock in the amount of approximately $5,000.

Promissory Notes Payable

The Company has an operating line of credit of $44,007 with interest at the lender’s prime plus 2.53%. This credit line matures on June 24, 2011 and is guaranteed by the Korea Credit Guarantee Fund.  The amount outstanding as of March 31, 2011 was $36,557.

 As of March 31, 2011, the Company has borrowings outstanding in the amount of $91,392, from an unrelated party bearing interest at 20.4% and is due on demand.

As of March 31, 2011, the Company has borrowings outstanding in the amount of $54,835 from unrelated parties at 12.0% interest and with maturity in April 2011.

Related Party Notes

From time to time, the Company has received advances of working capital from the Company’s directors and stockholders.  As of March 31, 2011, these advances were on demand and outstanding in the amount of  approximately $407,963 with no stated interest rate.

The Company borrowed $146,227 from a related party at 12.0% interest which matures during the period of April 2011 to September 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial conditions.  We currently have office lease obligations which expire January 30, 2013.  Our future minimum annual payments under lease are approximately $35,850 for the years ending December 31, 2011 and $47,800 for the years ending December 31, 2012 and $4,000 for year ending December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.   Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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
Dated: May 23, 2011
By: /s/ HWAN SUP LEE
Chief Executive Officer
(Duly Authorized Officer)

By: /s/ SO LIM LEE
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)