Form 10-Q
period 2011-06-30
Clavis Technologies International Co., Ltd.
filed 2011-08-19
CIK 1482550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 19, 2011, the registrant had 62,375,200 shares of common stock, $0.001 par value, outstanding.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	22
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3 - Defaults Upon Senior Securities	22
Item 4 - Removed and Reserved	22
Item 5 - Other Information	22
Item 6 - Exhibits	22

SIGNATURES	23

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2011	December 31, 2010 (1)
CURRENT ASSETS
Cash and cash equivalents	$180	$34,257
Inventory	-	4,412
Capitalized costs on contracts	53,564	53,793
Prepaid expenses and other assets	2,514	178
Total Current Assets	56,258	92,640

Property and equipment, net	869	905
Security deposits	28,191	26,830

TOTAL ASSETS	$85,318	$120,375

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings	$187,313	$178,272
Accounts payable	540,752	367,505
Related party loans payable	605,896	541,658
Accrued severance benefit	65,013	121,751
Other current liabilities	32,882	12,357
Total Current Liabilities	1,431,856	1,221,543

Technical fee payable	352,520	335,505

TOTAL LIABILITIES	1,784,376	1,557,048

COMMITMENTS (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010.	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized; 62,375,200 shares issued and outstanding at June 30, 2011 and December 31, 2010.	62,375	62,375
Additional paid-in capital	2,053,732	2,053,732
Accumulated other comprehensive income	(29,526)	72,895
Accumulated deficit	(3,786,639)	(3,626,675)
Total Stockholders' Deficit	(1,699,058)	(1,436,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85,318	$120,375

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

NET REVENUES	$938	$20,986	$57,257	$70,869

COST OF REVENUES	681	5,740	43,099	59,189

GROSS PROFITS (LOSSES)	257	15,246	14,158	11,680

OPERATING EXPENSES
Research and development	40,848	62,716	60,024	129,961
Selling, general and administrative expenses	49,978	77,709	115,245	194,005
Technical fees	-	308,001	-	308,001
Total expenses	90,826	448,426	175,269	631,967

LOSS FROM OPERATIONS	(90,569)	(433,180)	(161,111)	(620,287)

OTHER INCOME (EXPENSES)
Interest expense, net	(11,243)	(17,374)	(22,308)	(30,451)
Gain on foreign currency transaction	11,730	-	23,602	-
Other income (expense), net	(85)	(178)	(147)	(207)
	402	(17,552)	1,147	(30,658)

LOSS BEFORE INCOME TAXES PROVISION	(90,167)	(450,732)	(159,964)	(650,945)

Income tax provision	-	-	-	-

NET LOSS	$(90,167)	$(450,732)	$(159,964)	$(650,945)

LOSS PER SHARE - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS OUTSTANDING - basic and diluted	62,375,200	62,109,702	62,375,200	62,109,702

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,964)	$(650,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	78	3,634
Technical fees	-	308,001
Severance expense	7,258	12,950
Gain on foreign currency transaction	(23,602)	-

Change in assets and liabilities (net of acquisition):
Inventory	4,495	(2,990)
Prepaid expenses and other assets	(2,256)	49,094
Restricted cash	-	1,245
Accounts payable	149,905	134,715
Advance payments on contracts	-	50,465
Accrued liabilities and other liabilities	19,410	(45,518)
Deferred revenue	2,868	(43,318)
Accrued severance payable	(68,257)	(44,012)
Net Cash Used in Operating Activities	(70,065)	(226,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	88,880
Payments on short-term borrowings	-	(1,071)
Advances from stockholders	53,934	135,221
Payments of loans to stockholders	(18,285)	(12,758)
Proceed from issuance of common stock, net	-	5,434
Net Cash Provided by Financing Activities	35,649	215,706

NET DECREASE IN CASH AND CASH EQUIVALENT	(34,416)	(10,973)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	339	(2,277)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,257	17,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$180	$4,151

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid Interest	$22,335	$31,080

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $3.79 million and a working capital deficit of approximately $1.70 million at June 30, 2011.

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

Note 2 – CAPITALIZED COSTS ON CONTRACTS

The Company capitalized costs related to in-process customer contracts not yet completed or delivered.  Those capitalized costs are recognized as cost of goods sold when revenue is realized according to company’s revenue recognition criteria.  As of June 30, 2011 and December 31, 2010, total capitalize costs were $53,564 and $53,793, respectively.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Equipment	$105,324	$100,245
Furniture and fixture	10,218	9,725
Automobile	749	713
	116,291	110,683
Accumulated depreciation	(115,422)	(109,778)

Net property and equipment	$869	$905

Depreciation expenses for the six months ended June 30, 2011 and 2010 were $78 and $2,253, respectively.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - FAIR VALUE MEASUREMENTS

The Company estimates the fair values of current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$180	$180	$34,257	$34,257

Financial liabilities:
Accounts payable	$540,752	$540,752	$367,505	$367,505
Accrued severance benefit	65,013	65,013	121,751	121,751
Short-term borrowings	187,313	187,313	178,272	178,272

The fair values of the financial instruments shown in the above table as of June 30, 2011 and December 31, 2010 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

Note 5 - SHORT-TERM BORROWINGS

Short term borrowings consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Line of credit from a bank at interest rate of lender’s prime plus 2.53%. The line is guaranteed by Korea Credit Guarantee Fund and matures in December 2011.	$37,462	$35,654

Note payable to an unrelated party bearing interest at 20.4%. The note is guaranteed by officer of the Company and due on demand.	93,657	89,136

Note payable to an unrelated party bearing interest at 12.0%. The note is guaranteed by officer of the Company and matures in December 2011.	56,194	53,482

Total short-term borrowings	$187,313	$178,272

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company advances funds needed for working capital from the Company’s directors and stockholders. The advances are due on demand and borrowings outstanding were $456,045 (₩486,933,117) and $399,040 (₩447,675,393) as of June 30, 2011 and December 31, 2010, respectively.

The Company has related party loan in the aggregate amount of $149,851 (₩160,000,000) bearing interest at 12.0% interest per annum which matures in December 2011.

Note 7 – TECHNICAL FEE PAYABLE

The Company secured Industry Development Contracts (the “Contracts”) in December 2004 and 2007 from Korea Global ID Corporation (“KGIC”), a corporation controlled by the Korean government.  These contracts aimed to develop wireless recognition software and middleware technology.

The contracts with KGIC were completed, finalized and approved by KGIC in the latter part of 2010.  Under the terms of the contracts, the Company was assessed with technical fees by a government agency for the technical knowledge the Company gained from performing the projects. Total assessed fees was $352,520 (￦376,396,000), and the agency has allowed that the amount be paid in five annual installment through 2014.

Note 8 - ACCRUED SEVERANCE BENEFIT

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at June 30, 2011 and December 31, 2010, were $65,013 and $121,751, respectively.

Note 9 - COMPREHENSIVE  LOSS

The components of comprehensive loss, net of tax, are as follows for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net loss	$(90,167)	$(450,732)	$(159,964)	$(650,945)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52,202)	97,518	(102,421)	71,205

Total comprehensive loss	$(142,369)	$(353,214)	$(262,385)	$(579,740)

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – LOSS  PER SHARE

The following reconciles the numerators and denominators of the basic and diluted per share computation for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Numerator for basic and diluted earning (loss) per share:
Net loss	$(90,167)	$(450,732)	$(159,964)	$(650,945)

Denominator:
Basic and diluted weighted average shares outstanding	62,375,200	62,109,702	62,375,200	62,109,702

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

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

The Company has deferred income tax assets as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Deferred income tax assets
Net operating loss carryforwards	$12,500	$12,500
	12,500	12,500
Valuation allowance	(12,500)	(12,500)
	$-	$-

Management determined that it is more likely than not that the deferred tax assets will not be realized through the reduction of future income tax payments, and accordingly, a full valuation allowance has been recorded for the deferred income tax assets.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - COMMITMENT

The Company is committed to lease obligations for its offices expiring in January 2013. Rental expenses incurred for the six months ended June 30, 2011 and 2010 were approximately $10,100 and $6,700, respectively.

Future minimum annual payments under the lease are as follows for the years ending December 31:

2011	$23,900
2012	47,800
2013	4,000
Total	$75,700

Note 13 - CONCENTRATION AND UNCERTAINTY

Concentration in Customer

For the three months ended June 30, 2010, one customer accounted for 100% of sales. For the six months ended June 30, 2011 and 2010, two largest customers accounted for 67% and 100% of sales, respectively.

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

Currently, our results are heavily dependent upon sales to the retail, financial and business to business markets. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.    For the year ended December 31, 2010, the two largest customers accounted for 81% of sales and for the year ended December 31, 2009, the three largest customers accounted for 66% of sales.  In 2010, the Korean Ministry of Unification (52%) and Shinsegae I&C (29%) accounted for approximately 81% of sales.  In 2009 Korea Pallet Pool Co., Ltd. (35.28%), The Korean Ministry of Unification (15.2%) and KTNetworks (15.44%) accounted for approximately 66% of sales.  For the three months ended June 30, 2010, one customer accounted for 100% of our sales and for the six months ended June 30, 2011 and 2010, our two largest customers accounted for 67% and 100% of sales.

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

For the three and six months ended June 30, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.  There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

Results of Operations

Results for the three months ended June 30, 2011 versus the three months ended June 30, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the three months ended June 30,
	2011		2010

Net Revenues	938	100%	20,986	100%

Cost of Revenues	681	73%	5,740	106%

Gross Profit	257	27%	15,246	- 6%

Operating Expenses
Selling, general and administrative	49,978	4355%	77,709	370%
Research and development	40,848	5328%	62,716	299%
Technical fees	-	-%	308,001	1468%
Total operating expense	90,826	9683%	448,426	2136%

Loss from operations	(90,569)	-9655%	(433,180)	-2064%

Other Income (Expenses)
Interest expenses, net	(11,328)	-1208%	(17,552)	-84%
Gain on foreign currency transaction	11,730	1251%	-	-%
Total other income (expenses)	402	43%	(17,552)	-84%

Loss before income provision	(90,167)	-9613%	(450,732)	-2148%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(90,167)	-9613%	(450,732)	-2148%

Revenues.  Revenues decreased by approximately $20,000 or 96%, to approximately $938 for the three months ended June 30, 2011 as compared to approximately $20,986 for the three months end June 30, 2010.  The decrease in sales was mainly due to no projects being completed in the fiscal second quarter of 2011 that revenue could be recognized.

Cost of Product Revenue.  The cost of revenue consists of all costs associated with of production and installation of the products sold during the three month period ended June 30, 2011 and 2010.

Gross Profit.   Our gross profit for the three months ended June 30, 2011 was approximately $257, as compared to approximately $15,246 versus the same three month period a year ago.  This decrease is a result of no projects completed in the three month period ended June 30, 2011 that generated revenue.

Total Selling, general and administrative expenses.  Total selling, general and administrative expenses (“SG&A”) consist of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below.  Total SG&A expenses for the three months ended June 30, 2011 was approximately $49,978 a decrease of approximately $27,731 versus the three month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the three months ended June 30, 2011 was approximately $18,500, which was a slight increase of approximately $1,500, from the salaries expense of approximately $17,000 for three months ended June 30, 2010.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, decreased by approximately $28,963, or 62%, for the prior year three month period ended June 30, 2010.  This decrease is attributed to decreases in legal and accounting fees associated with the Company’s resale registration statement filings in the second quarter of 2010.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $300 from approximately $13,668 for the three months ended June 30, 2010 to approximately $13,400 for the three months ended June 30, 2011.  Rent and utilities expenses were basically flat, with no change from prior year.  The main reduction in G&A was in travel and entertainment expenses for 2011 as compared to year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.  Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, and the Company has recorded an expense of $336,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the year ended December 31, 2010.  The technical expense for the three months ended June 30, 2010 was approximately $308,001 and the accrual balance at June 30, 2011 is approximately $352,520.

Research and Development.  Research and development expense for the three months ended June 30, 2011 was approximately $40,848, for the development of new products innovations needed to upgrade our current software products, a decrease of approximately $21,868 from prior three month period a year ago.

            Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2011 were approximately $90,826, a decrease of approximately $357,600, or 80%, from total operating expenses of $448,426 for same period in 2010.  Total operating expenses for the three months ended June 30, 2011 decreased due to significant decreases in Technical fees of approximately $308,001, professional fees of approximately $28,963 and research and development expenses of approximately $21,868 as described above.  Salaries and benefits and other G&A expenses increased slightly approximately $1,232 in fiscal second quarter 2011 as compared to the same period in 2010.

Total Other Income and Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the three months ended June 30, 2011 was approximately $11,243, a decrease of approximately $6,131 from the 2010.   Other income for the three months ended June 30, 2011 had no increase from the same period in 2010.  Offsetting the interest expense was a gain of approximately $11,730 for foreign currency transactions which the Company did not have in 2010.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the three months ended June 30, 2011.  The income losses have created a deferred tax asset as of June 30, 2011 of approximately $12,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the three months ended June 30, 2011 was approximately $90,167 as compared to a net loss of approximately $450,732 for the three months ended June 30, 2010, a decrease of approximately $360,565.  The loss in net income increased as a result in lower revenue resulting in a decrease in gross profit of approximately $14,989.  This decline in gross profit was offset by decreases in operating expenses of approximately $357,600 as discussed above, and the offset of interest expense by gain on foreign currency transactions resulting in a reduction of another approximately $17,954 in expense as compared to the prior three month period.

Results for the six months ended June 30, 2011 versus the six months ended June 30, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the six months ended June 30,
	2011		2010

Net Revenues	57,257	100%	70,869	100%

Cost of Revenues	43,099	75%	59,189	84%

Gross Profit	14,158	25%	11,680	16%

Operating Expenses
Selling, general and administrative	115,245	201%	194,005	274%
Research and development	60,024	105%	129,961	183%
Technical fees	-	-%	308,001	435%
Total operating expense	175,269	306%	631,967	892%

Loss from operations	(161,111)	-281%	(620,287)	-875%

Other Income (Expenses)
Interest expenses, net and other expense	(22,455)	-39%	(30,658)	-43%
Gain on foreign currency transaction	23,602	41%	-	-%
Total other income (expenses)	1,147	2%	(30,658)	-43%

Loss before income provision	(159,964)	-279%	(650,945)	-918%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(159,964)	-279%	(650,945)	-918%

Revenues.  Revenues decreased by approximately $13,612 or 19%, to approximately $57,257 for the six months ended June 30, 2011 as compared to approximately $70,869 for the six months end June 30, 2010.  The decrease in sales was mainly due to no projects being completed in the fiscal second quarter of 2011 that revenue could be recognized.

Cost of Product Revenue.  The cost of revenue consist of all costs associated with of production and installation of the products sold during the six month period ended June 30, 2011 and 2010.

Gross Profit.   Our gross profit for the six months ended June 30, 2011 was approximately $14,158 as compared to approximately $11,680 versus the same six month period a year ago.  This decrease is a result of no projects being completed in the fiscal second quarter of 2011 that generated any revenue.

Total Selling, general and administrative expenses.  Total selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below.  Total SG&A expenses for the six months ended June 30, 2011 was approximately $115,245 a decrease of approximately $78,760 versus the six month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the six months ended June 30, 2011 was approximately $40,500, which was an decrease of approximately $7,600, or 16%, from the salaries expense of approximately $48,125 for six months ended June 30, 2010.  This decrease can be attributed a 15% decrease in salaries and the cost for temporary hires needed to support our business goals.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, decreased by approximately $67,963, or 57%, for the prior year six month period ended June 30, 2010.  This decrease is attributed to decreases in legal and accounting fees associated with the Company’s resale registration statement filings in the second quarter of 2010.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $3,187 from approximately $26,226 for the six months ended June 30, 2010 to approximately $23,039 for the six months ended June 30, 2011.  Rent and utilities expenses were basically flat, with no change from prior year.  The main reduction was in travel and entertainment expenses for 2011 as compared to year ago.

Technical fees.  The Company per a contract with KGIC is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, the Company has recorded an expense of $336,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the year ended December 31, 2010.  The technical expense for the six months ended June 30, 2010 was approximately $308,001 and the accrual balance at June 30, 2011 is approximately $352,520.

Research and Development.  Research and development expense for the six months ended June 30, 2011 was approximately $60,024, for the development of new products innovations needed to upgrade our current software products, a decrease of approximately $69,937 from prior six month period a year ago.

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2011 were approximately $175,269, a decrease of approximately $456,698, or 72%, from total operating expenses of $631,967 for same period in 2010.  Total operating expenses for the six months ended June 30, 2011 decreased due to significant decreases in Technical fees of approximately $308,001, professional fees of approximately $68,000 and research and development expenses of approximately $70,000 as described above.  Salaries and benefits and .other G&A expenses decreased approximately $11,000 in the first half of fiscal 2011 as compared to the same period in 2010.

Total Other Income and Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the six months ended June 30, 2011 was approximately $22,308, a decrease of approximately $8,143 from the 2010.   Other income for the six months ended June 30, 2011 had no material increase from the prior year six month period. Offsetting the interest expense was a gain of approximately $23,602 for foreign currency transactions which the Company did not have in 2010.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the six months ended June 30, 2011.  The income losses have created a deferred tax asset as of June 30, 2011 of approximately $12,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net Income (Loss).  The net loss for the six months ended June 30, 2011 was approximately $159,964 as compared to a net loss of approximately $650,945 for the six months ended June 30, 2010, a decrease of losses of approximately $490,981.  The loss in net income decreased as a result in higher revenue resulting in an increase in gross profit of approximately $2,478.  The Company also reduced operating expenses by approximately $456,698 as discussed above, and interest expense declined by approximately $8,143 and in 2011 income was increased by gain on foreign currency transactions of approximately $23,602 as compared to the prior six month period.

Liquidity and Capital Resources

As of June 30, 2011, the Company had total current assets of approximately $56,258 and total current liabilities of approximately $1,431,856, resulting in negative working capital of approximately $1,375,598.  At June 30, 2011, our current assets consisted mainly of $53,564 for Capitalized costs on contracts and $180 for cash and $2,514 for prepaid expenses.  We have reported a net loss applicable to common shareholders of approximately $159,964 for the six months ended June 30, 2011and $283,000 for the year ended December 31, 2010, respectively.  These conditions raise liquidity concerns and substantial doubt about our ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from creditors.

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

Management estimates that it will need approximately between $500,000 to $700,000 to fund operations, capital and debt expenditures over the next twelve months.  Our assessment of how to fund our cash needs, however, is based on assumptions concerning the cash provided from operating activities, funds available under current credit agreements, obtaining new loan agreements, loans from stockholders and issuance of stock for cash or services.  Funding steps may include but are not limited to equity stakes from private or public sources that will not significantly dilute the share value of current shareholders.    We have an oral agreement from Mr. Hwan Sup Lee, our Chief Executive Officer and a significant stockholder, to lend us approximately $450,000 to $500,000 if needed.  These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used in operating activities was approximately $70,065 for the six months ended June 30, 2011 compared to approximately $226,679 use in operation for the six months ended June 30, 2010, the decrease in the use of cash from operating activities of approximately $156,614 is primarily attributable to a reduction of approximately $150,130 of cash used in regular operating activities.  Spending on non-operating activities was also reduced by approximately another $6,484, this reduction consist mainly of reductions in prepaid expenses of approximately $51,350, advance payments on contracts was also reduced  by approximately $50,465.  This reduction were offset by increases in cash use to pay accounts payable items, reduction in deferred revenue and accrued expenses totaling approximately $102,059 and a   reduction in inventory and other assets makeup the remaining reduction of approximately $6,728.

Investing Activities

There was no  cash used in investing activities was for the six months ended June 30, 2011 and 2010, respectively.

Financing Activities

Net cash provided in financing activities was approximately $35,649 for the six months ended June 30, 2011 compared to cash provided from financing activities approximately $215,706 for the six months ended June 30, 2010.  For the 2011, advances from stockholders was approximately $53,934 which was use to pay loans to stockholders of approximately $18,285.  For the six months ended June 30, 2010 the majority of cash provided by financing activities was from proceeds received borrowings, net of payments in the amount of approximately $87,809 and advances from stockholders net of payments in the amount of approximately $122,463 and proceeds from the sale of common stock in the amount of approximately $5,434.

Promissory Notes Payable

The Company has an operating line of credit of $44,007 with interest at the lender’s prime plus 2.53%. This credit line matures on December 31, 2011 and is guaranteed by the Korea Credit Guarantee Fund.  Amount outstanding as of June 30, 2011 was $37,462.

 As of June 30, 2011, the Company has borrowing outstanding in the amount of $93,657, from an unrelated party bearing interest at 20.4% and is due on demand.

As of June 30, 2011, the Company has borrowed outstanding in the amount of $56,194 from unrelated parties at 12.0% interest and with maturity in April 2011.

Related Party Notes

From time to time, the Company has received advances of working capital from the Company’s directors and stockholders.  As of June 30, 2011, these advances were on demand and outstanding in the amount of approximately $456,045 with no stated interest rate.

The Company borrowed $149,851 from a related party at 12.0% interest which matures in December 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial conditions.  We currently have office lease obligations which expire January 30, 2013.  Our future minimum annual payments under lease are approximately $23,900 for the years ending December 31, 2011 and $47,800 for the years ending December 312012 and $4,000 for year ending December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.

Dated: August 19, 2011
By: /s/ HWAN SUP LEE
Chief Executive Officer
(Duly Authorized Officer)

By: /s/ SO LIM LEE
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)