Form 10-Q
period 2011-09-30
Clavis Technologies International Co., Ltd.
filed 2011-11-21
CIK 1482550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of November 21, 2011, the registrant had 62,375,200 shares of common stock, $0.001 par value, outstanding.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	24
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 - Defaults Upon Senior Securities	24
Item 4 - Removed and Reserved	24
Item 5 - Other Information	24
Item 6 - Exhibits	24

SIGNATURES	25

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2011	December 31, 2010 (1)
CURRENT ASSETS
Cash and cash equivalents	$1,509	$34,257
Inventory	-	4,412
Capitalized costs on contracts	65,287	53,793
Prepaid expenses and other assets	3,757	178
Total Current Assets	70,553	92,640

Property and equipment, net	753	905
Security deposits	25,483	26,830

TOTAL ASSETS	$96,789	$120,375

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings	$168,121	$178,272
Accounts payable	464,223	367,505
Related party loans payable	447,994	541,658
Deferred revenue	171,401	-
Accrued severance benefit	60,675	121,751
Other current liabilities	58,020	12,357
Total Current Liabilities	1,370,434	1,221,543

Technical fee payable	318,666	335,505

TOTAL LIABILITIES	1,689,100	1,557,048

COMMITMENTS (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010.	1,000	1,000

Common stock, $0.001 par value; 100,000,000 shares authorized; 62,375,200 shares issued and outstanding at September 30, 2011 and December 31, 2010.	62,375	62,375
Additional paid-in capital	2,053,732	2,053,732
Accumulated other comprehensive income	188,114	72,895
Accumulated deficit	(3,897,532)	(3,626,675)
Total Stockholders' Deficit	(1,592,311)	(1,436,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,789	$120,375

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

NET REVENUES	$304	$54,338	$57,561	$125,207

COST OF REVENUES	-	26,232	43,099	85,421

GROSS PROFITS	304	28,106	14,462	39,786

OPERATING EXPENSES
Research and development	4,114	19,204	64,138	149,165
Selling, general and administrative expenses	45,740	74,356	160,985	268,361
Technical fees	-	23,284	-	331,285
Total expenses	49,854	116,844	225,123	748,811

LOSS FROM OPERATIONS	(49,550)	(88,738)	(210,661)	(709,025)

OTHER EXPENSES
Interest expense, net	(11,217)	(15,389)	(33,525)	(45,840)
Loss on foreign currency transaction	(49,578)	-	(25,976)	-
Other expense, net	(548)	(44)	(695)	(251)
	(61,343)	(15,433)	(60,196)	(46,091)

LOSS BEFORE INCOME TAXES PROVISION	(110,893)	(104,171)	(270,857)	(755,116)

Income tax provision	-	-	-	-

NET LOSS	$(110,893)	$(104,171)	$(270,857)	$(755,116)

LOSS PER SHARE - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS OUTSTANDING - basic and diluted	62,375,200	62,109,702	62,375,200	62,109,702

See accompanying notes to financial statements.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,857)	$(755,116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	115	14,849
Severance expense	7,297	17,180
Technical fee	-	331,285
Loss on foreign currency transaction	25,976	-

Change in assets and liabilities (net of acquisition):
Accounts receivable	-	(7,839)
Inventory	189,337	-
Prepaid expenses and other assets	(3,868)	51,282
Restricted cash	-	967
Accounts payable	124,177	105,425
Advance payments on contracts	-	40,784
Accrued liabilities and other liabilities	49,776	(41,726)
Deferred revenue	(15,305)	(48,673)
Accrued severance payable	(66,566)	(43,659)
Net Cash Provided by (Used in) Operating Activities	40,082	(335,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,182	88,880
Payments on short-term borrowings	(3,651)	(1,071)
Advances from stockholders	69,940	263,479
Payments of loans to stockholders	(141,622)	(12,139)
Proceed from issuance of common stock, net	-	5,434
Net Cash Provided by (Used in) Financing Activities	(73,151)	344,583

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(33,069)	9,342

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	321	(10,256)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,257	17,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,509	$16,487

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid Interest	$33,552	$46,775

NON-CASH TRANSACTION
Installment payment arrangement of technical fee	$-	$331,285

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $3.90 million and a working capital deficit of approximately $1.30 million at September 30, 2011.

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

Note 2 – CAPITALIZED COSTS ON CONTRACTS

The Company capitalized costs related to in-process customer contracts not yet completed or delivered.  Those capitalized costs are recognized as cost of goods sold when revenue is realized according to company’s revenue recognition criteria.  As of September 30, 2011 and December 31, 2010, total capitalize costs were $65,287 and $53,793, respectively.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Equipment	$95,210	$100,245
Furniture and fixture	9,237	9,725
Automobile	677	713
	105,124	110,683
Accumulated depreciation	(104,371)	(109,778)

Net property and equipment	$753	$905

Depreciation expenses for the nine months ended September 30, 2011 and 2010 were $115 and $12,793, respectively.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - FAIR VALUE MEASUREMENTS

The Company estimates the fair values of current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$1,509	$1,509	$34,257	$34,257

Financial liabilities:
Accounts payable	$464,223	$464,223	$367,505	$367,505
Accrued severance benefit	60,675	60,675	121,751	121,751
Short-term borrowings	168,121	168,121	178,272	178,272

The fair values of the financial instruments shown in the above table as of September 30, 2011 and December 31, 2010 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

Note 5 - SHORT-TERM BORROWINGS

Short term borrowings consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Line of credit from a bank at interest rate of lender’s prime plus 2.53%. The line is guaranteed by Korea Credit Guarantee Fund and matures in December 2011.	$32,661	$35,654
Note payable to an unrelated party bearing interest at 20.4%. The note is guaranteed by officer of the Company and due on demand.	84,663	89,136
Note payable to an unrelated party bearing interest at 12.0%. The note is guaranteed by officer of the Company and matures in December 2011.	50,797	53,482
Total short-term borrowings	$168,121	$178,272

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company advances funds needed for working capital from the Company’s directors and stockholders. The advances are due on demand and borrowings outstanding were $312,534 (₩369,152,786) and $399,040 (₩447,675,393) as of September 30, 2011 and December 31, 2010, respectively.

The Company has related party loan in the aggregate amount of $135,460 (₩160,000,000) bearing interest at 12.0% interest per annum which matures in December 2011.

Note 7 – TECHNICAL FEE PAYABLE

The Company secured Industry Development Contracts (the “Contracts”) in December 2004 and 2007 from Korea Global ID Corporation (“KGIC”), a corporation controlled by the Korean government.  These contracts aimed to develop wireless recognition software and middleware technology.

The contracts with KGIC were completed, finalized and approved by KGIC in the latter part of 2010.  Under the terms of the contracts, the Company was assessed with technical fees by a government agency for the technical knowledge the Company gained from performing the projects. Total assessed fees was $318,666 (￦376,396,000), and the agency has allowed that the amount be paid in five annual installment through 2014.

Note 8 - ACCRUED SEVERANCE BENEFIT

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at September 30, 2011 and December 31, 2010, were $60,675 and $121,751, respectively.

Note 9 - COMPREHENSIVE  LOSS

The components of comprehensive loss, net of tax, are as follows for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net loss	$(110,893)	$(104,171)	$(270,857)	$(755,116)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	217,640	(106,905)	115,219	(35,700)

Total comprehensive income (loss)	$106,747	$(211,076)	$(155,638)	$(790,816)

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – LOSS  PER SHARE

The following reconciles the numerators and denominators of the basic and diluted per share computation for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Numerator for basic and diluted earning (loss) per share:
Net loss	$(110,893)	$(104,171)	$(270,857)	$(755,116)

Denominator:
Basic and diluted weighted average shares outstanding	62,375,200	62,109,702	62,375,200	62,109,702

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Note 11 - INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FASB ASC 740-10.

Corporate income tax rates applicable to the Korean subsidiaries in 2011 and 2010 were 16.5% of the first 100 million Korean Won ($78,800) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward five years to offset future taxable income.  The U.S. tax losses can be carried forward for 20 years to offset future taxable income. The Company has accumulated net operating loss of approximately $3.78 million and $117,123 in its Korea and U.S. operations, respectively.  The utilization of the Korean losses expires in years 2011 to 2014 and the U.S. losses in year 2030.

U.S. federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries.  It is the Company’s intention that such undistributed earnings be permanently reinvested offshore.

The Company has deferred income tax assets as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Deferred income tax assets
Net operating loss carryforwards	$12,500	$12,500
	12,500	12,500
Valuation allowance	(12,500)	(12,500)
	$-	$-

Management determined that it is more likely than not that the deferred tax assets will not be realized through the reduction of future income tax payments, and accordingly, a full valuation allowance has been recorded for the deferred income tax assets.

CLAVIS TECHNOLOGIES INTERNATIONAL CO., LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - COMMITMENT

The Company is committed to lease obligations for its offices expiring in January 2013. Rental expenses incurred for the six months ended September 30, 2011 and 2010 were approximately $15,700 and $10,400, respectively.

Future minimum annual payments under the lease are as follows for the years ending December 31:

2011	$11,950
2012	47,800
2013	4,000
Total	$63,750

Note 13 - CONCENTRATION AND UNCERTAINTY

Concentration in Customer

For the three months ended September 30, 2010, two largest customers accounted for 70% of sales while there was no sales for the comparable period of 2011. For the nine months ended September 30, 2011 and 2010, two largest customers accounted for 77% and 70% of sales, respectively.

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

Currently, our results are heavily dependent upon sales to the retail, financial and business to business markets. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.    For the year ended December 31, 2010, the two largest customers accounted for 81% of sales and for the year ended December 31, 2009, the three largest customers accounted for 66% of sales.  In 2010, the Korean Ministry of Unification (52%) and Shinsegae I&C (29%) accounted for approximately 81% of sales.  In 2009 Korea Pallet Pool Co., Ltd. (35.28%), The Korean Ministry of Unification (15.2%) and KTNetworks (15.44%) accounted for approximately 66% of sales.  For the three months ended September 30, 2010, two largest customers accounted for 70% of sales while there were no sales for the comparable period of 2011.  For the nine months ended September 30, 2011 and 2010, two largest customers accounted for 77% and 70% of sales, respectively.

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

Aerospace is also a significant market to watch out for during 2011.  The decision by Airbus to implement RFID systems based on its earlier pilot program is a positive driver for the overall adoption within the vertical. Airport baggage handling applications are another volume-driven RFID opportunity that is expected to witness pilots and deployments next year. Recent projects in Milan, Argentina, UK, Australia and Thailand reflect the technology’s gaining popularity outside North America.

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

For the three and nine months ended September 30, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.  There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

Results of Operations

Results for the three months ended September 30, 2011 versus the three months ended September 30, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the three months ended September 30,
	2011		2010

Net Revenues	304	100%	54,338	100%

Cost of Revenues	-	-%	26,232	48%

Gross Profit	304	100%	28,106	52%

Operating Expenses
Selling, general and administrative	45,740	15,047%	74,356	137%
Research and development	4,114	1,452%	19,204	35%
Technical fees	-	-%	23,284	43%
Total operating expense	49,854	16,399%	116,844	215%

Loss from operations	(49,550)	-16,299%	(88,738)	-163%

Other Income (Expenses)
Interest expenses, net	(11,217)	-3,690%	(15,389)	-28%
Loss on foreign currency transaction	(49,578)	-16,309%	-	-%
Other expense, net	(548)	-180%	(44)	-%
Total other income (expenses)	(61,343)	-20,179%	(15,433)	-28%

Loss before income provision	(110,893)	-36,478%	(104,171)	-192%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(110,893)	-36,478%	(104,171)	-192%

Revenues.  Revenues decreased by approximately $54,000 or 99%, to approximately $300 for the three months ended September 30, 2011 as compared to approximately $54,300 for the three months end September 30, 2010.  The decrease in sales was mainly due to no projects being completed in the fiscal third quarter of 2011 for which  revenue could be recognized.

Cost of Product Revenue.  The cost of  revenue consist of all costs associated with of production and installation of the products sold during the three month period ended September 30, 2011 and 2010.

Gross Profit.   Our gross profit for the three months ended September 30, 2011 was approximately $300, as compared to approximately $28,100 versus the same three month period a year ago.  This decrease is a result of no projects completed in the three month period ended September 30, 2011 that generated revenue.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the three months ended September 30, 2011 was approximately $46,000 a decrease of approximately $28,000 versus approximately $74,000 for the three month period ended September 30, 2010.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the three months ended September 30, 2011 was approximately $15,000, which was a slight decrease of approximately $1,000, from the salaries expense of approximately $16,000 for three months ended September 30, 2010.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees was approximately $_17,000, a decrease of approximately $26,000 from for the three month period ended September 30, 2010.  This decrease is attributed to decreases in legal and accounting fees associated with the Company’s resale registration statement filed in the first quarter of 2010 (and declared effective the third quarter of 2010).

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $1,000 from approximately $15,000 for the three months ended September 30, 2010 to approximately $14,000 for the three months ended September 30, 2011.  Rent and utilities expenses were basically flat, no change from prior year.  The main reduction in G&A expenses was in travel and entertainment expenses for the three months ended September 30, 2011 as compared to same period a year ago.

Technical fees.  The Company, under its contract with KGIC, is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years, and the Company has recorded an expense of approximately $336,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the year ended December 31, 2010.  The technical expense for the three months ended September 30, 2010 was approximately $23,000 and the accrual balance at September 30, 2011 is approximately $352,520.

Research and Development.  Research and development expense for the three months ended September 30, 2011 was approximately $4,000, for the development of new product innovations needed to upgrade our current software products, a decrease of approximately $15,000 from the same three month period a year ago.

            Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2011 were approximately $50,000, a decrease of approximately $67,000, or 57%, from total operating expenses of $117,000 for same period in 2010.  Total operating expenses for the three months ended September 30, 2011 decreased due to significant decreases in Technical fees of approximately $23,000, professional fees of approximately $26,000 and research and development expenses of approximately $15,000 as described above.  Salaries and benefits and other G&A expenses decreased approximately $2,000 in fiscal third quarter of 2011 as compared to the same period in 2010.

Total Other Income and Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the three months ended September 30, 2011 was approximately $11,000, a decrease of approximately $4,000 from the same three month period in 2010.  Other income for the three months ended September 30, 2011 had no increase from the same three month period in 2010.  The Company also had a loss of approximately $50,000 for foreign currency transactions for the three months ended September 30, 2011, which the Company did not have in the same period in 2010.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the three months ended September 30, 2011.  The operational losses have created a deferred tax asset as of September 30, 2011 of approximately $12,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net (Loss).  The net loss for the three months ended September 30, 2011 was approximately $111,000 as compared to a net loss of approximately $104,000 for the three months ended September 30, 2010, an increase in losses of approximately $7,000.  The increase in losses is mainly a result of no revenue for the three months ended September 30, 2011, and loss on foreign currency transactions resulting in a reduction of another approximately $50,000 in expense as compared to the three month period ended September 30, 2010.  This increases in losses was offset by decreases in operating expenses of approximately $28,000 as discussed above

Results for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010.

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated

	For the nine months ended September 30,
	2011		2010

Net Revenues	57,561	100%	125,207	100%

Cost of Revenues	43,099	75%	85,421	68%

Gross Profit	14,462	25%	39,786	32%

Operating Expenses
Selling, general and administrative	160,985	280%	268,361	214%
Research and development	64,138	111%	149,165	119%
Technical fees	-	-%	331,285	265%
Total operating expense	225,123	391%	748,811	598%

Loss from operations	(210,661)	-366%	(709,025)	-566%

Other Income (Expenses)
Interest expenses, net and other expense	(33,525)	-58%	(45,840)	-37%
loss on foreign currency transaction	(25,976)	-45%	-	-%
Other expense, net	(695)	-1%	(251)
Total other income (expenses)	(60,196)	-104%	(46,091)	-37%

Loss before income provision	(270,857)	-471%	(755,116)	-603%

Income tax provision	-	0.0%	-	0.0%

Net Loss	(270,857)	-471%	(755,116)	-603%

Revenues.  Revenues decreased by approximately $68,000 or 54%, to approximately $57,000 for the nine months ended September 30, 2011 as compared to approximately $125,000 for the nine months end September 30, 2010.  The decrease in sales was mainly due to no projects being completed  in the fiscal third and second quarters 2011 for which revenue could be recognized.

Cost of Product Revenue.  The cost of revenue consist of all costs associated with of production and installation of the products sold during the nine month period ended September 30, 2011 and 2010.

Gross Profit.   Our gross profit for the nine months ended September 30, 2011 was approximately $14,000 as compared to approximately $40,000 for the same nine month period a year ago.  This decrease is a result of no projects completed in the fiscal third and second periods 2011 that generated no revenue.

Total Selling, general and administrative expenses (“SG&A”) consists of salaries and employee benefits expenses, professional fees, and other general and administrative expenses which are described below. Total SG&A expenses for the nine months ended September 30, 2011 was approximately $225,000 a decrease of approximately $523,000 versus the same nine month period a year ago.

Salaries and Employee Benefits Expense.  Salaries and employee benefits expense, which is comprised of salaries, temporary hires and health insurance, for the nine months ended September 30, 2011 was approximately $55,000, which was an decrease of approximately $13,000, or 19%, from the salaries expense of approximately $68,000 for nine months ended September 30, 2010.  This decrease can be attributed a 17% decrease in salaries and the cost for temporary hires needed to support our business goals.

Professional Fees.  Professional fees which consist mainly of overseas marketing costs, legal and accounting fees, decreased by approximately $94,000, or 58%, for the prior year nine month period ended September 30, 2010.  This decrease is attributed to decreases in legal and accounting fees associated with the Company’s resale registration statement filed in the first quarter of 2010.

General and Administrative Expenses.  General and administrative (“G&A”) expenses include expenses for travel and entertainment, rent, utilities, government tax and license fees and depreciation.  Total G&A expenses decreased by approximately $4,000 from approximately $38,000 for the nine months ended September 30, 2010 to approximately $34,000 for the nine months ended September 30, 2011.  Rent and utilities expenses were basically flat, no change from prior year.  The main reduction in G&A expense was in travel and entertainment expenses for the nine months ended September 30, 2011 as compared to the same period in 2010.

Technical fees.  The Company, under its contract with KGIC, is obligated to remit technical royalty fees to a Korean government agency.   Due to lack of cash funds by the Company, the agency has agreed to collect the fee over the next five years.  The Company has recorded an expense of $336,000 to the statement of operations and recorded corresponding accrual to the balances sheet for the year ended December 31, 2010.  The technical expense for the nine months ended September 30, 2010 was approximately $308,001 and the accrual balance at September 30, 2011 is approximately $352,520.

Research and Development.  Research and development expense for the nine months ended September 30, 2011 was approximately $4,000, for the development of new products innovations needed to upgrade our current software products, a decrease of approximately $60,000 from the same nine month period a year ago.

            Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2011 were approximately $225,000, a decrease of approximately $524,000, or 70%, from total operating expenses of $749,000 for same period in 2010.  Total operating expenses for the nine months ended September 30, 2011 decreased due to significant decreases in technical fees of approximately $331,000, professional fees of approximately $94,000 and research and development expenses of approximately $60,000 as described above.  Salaries and benefits and other G&A expenses decreased approximately $13,000 in the nine months ended September 30, 2011 as compared to the same period in 2010.

Total Other Income and Expenses.  Total other income and other expenses consist of interest expense and other non operating related adjustments.  Interest expense for the nine months ended September 30, 2011 was approximately $33,00, a decrease of approximately $13,000 from the 2010.   Other income for the nine months ended September 30, 2011 had no material increase from the same nine month period in 2010.  The Company also had a loss of approximately $26,00 for foreign currency transactions for the nine months ended September 30, 2011 which the Company did not have in the same nine month period in 2010.

Income Taxes.   Due to operational loss the Company did not have any liability for income taxes provision for the nine months ended September 30, 2011.  The income losses have created a deferred tax asset as of September 30, 2011 of approximately $12,500 which was 100% reserved for since it is more likely than not that the Company will not be able to realized the reduction.

Net (Loss).  The net loss for the nine months ended September 30, 2011 was approximately $271,000 as compared to a net loss of approximately $755,000 for the nine months ended September 30, 2010, a decrease of losses of approximately $484,000.  The decline in net loss is mainly as a result in reduced operating expenses by approximately $524,000 as discussed above, and  interest expense declined by approximately $13,000. Offsetting cost reduction in the nine months ended September 30, 2011 was an increase of losses on foreign currency transactions of approximately $26,000 as compared to the same  nine month period 2010.

Liquidity and Capital Resources

As of September 30, 2011, the Company had total current assets of $70,553 and total current liabilities of approximately $1,370,434, resulting in negative working capital of approximately $1,299,881.  At September 30, 2011, our current assets consisted mainly of $65,287 for capitalized costs on contracts and $1,509 for cash and $3,757 for prepaid expenses.  We have reported a net loss applicable to common shareholders of approximately $270,857 for the nine months ended September 30, 2011versus $283,000 for the year ended December 31, 2010, respectively.  These conditions raise liquidity concerns and substantial doubt about our ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from creditors.

During 2009 and 2010, the Company met its liquidity needs primarily by operational sales, issuances of the Company’s securities and advances from its stockholders.  Current and future operations are expected to be funded primarily from sales of the Company’s products and funding available under current credit agreements when necessary.  We are working to reduce our liquidity risk by accelerating efforts to improve working capital.

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

Operating Activities

Net cash provided in operating activities was approximately $40,000 for the nine months ended September 30, 2011 compared to use of cash of approximately $335,000 for the nine months ended September 30, 2010.  The decrease in the use of cash from operating activities of approximately $375,000 is primarily attributable to a reduction of approximately $154,000 of cash used in regular operating activities.  Spending on non-operating activities was also reduced by approximately another $221,000, which reductions consisted mainly of reductions in inventory of approximately $189,000.  Advance payments on contracts for the nine months ended September 30, 2011 were also reduced by approximately $50,000.  This reduction were offset by increases in cash use to pay accounts payable items, reduction in deferred revenue and accrued expenses totaling approximately $18,000.

Investing Activities

There was no cash used in investing activities was for the nine months ended September 30, 2011 and 2010, respectively.

Financing Activities

Net cash used in financing activities was approximately $73,000 for the nine months ended September 30, 2011 compared to cash provided from financing activities approximately $344,000 for the nine months ended  September 30, 2010.  For the nine months ended September 30, 2011, advances from stockholders were approximately $70,000 which was partly use to pay loans to stockholders of approximately $142,000.  For the nine months ended September 30, 2010 the majority of cash provided by financing activities was from proceeds received borrowings, net of payments, in the amount of approximately $88,000 and advances from stockholders, net of payments, in the amount of approximately $251,000 and proceeds from the sale of common stock in the amount of $5,434.

Promissory Notes Payable

The Company has an operating line of credit of $44,000 with interest at the lender’s prime plus 2.53%. This credit line matures on December 31, 2011 and is guaranteed by the Korea Credit Guarantee Fund.  Amount outstanding as of September 30, 2011 was $32,661.

 As of September 30, 2011, the Company has borrowing outstanding in the amount of $84,663, from an unrelated party bearing interest at 20.4% and is due on demand.

As of September 30, 2011, the Company has borrowed outstanding in the amount of $50,797 from unrelated parties at 12.0% interest and with maturity in December 2011.

Related Party Notes

From time to time, the Company has received advances of working capital from the Company’s directors and stockholders.  As of September 30, 2011, these advances were on demand and outstanding in the amount of approximately $312,534 with no stated interest rate.

The Company borrowed $135,460 from a related party at 12.0% interest which matures in December 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements apart from an operating lease that has, or is reasonably likely to have, a current or future effect on our financial conditions.  We currently have office lease obligations which expire January 30, 2013.  Our future minimum annual payments under this lease are approximately $11,950 for the year ending December 31, 2011, $47,800 for the year ending December 31, 2012 and $4,000 for the year ending December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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
Dated: November 21, 2011
By: /s/ HWAN SUP LEE
Chief Executive Officer
(Duly Authorized Officer)

By: /s/ SO LIM LEE
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)